Form 10QSB
period 1999-12-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2000-05-12
CIK 1063262

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                     For the Quarter ended December 31, 1999


                        COMMISSION FILE NUMBER:  24-3948



                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
             (Exact name of Registrant as specified in its charter)



     Nevada                                                           76-0528600
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

24843  Del  Prado,  Suite  326  Dana  Point,  California                   92629
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  488-0736


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None


Securities  registered  pursuant  to  Section  12(g)  of the Act:     14,810,000

Yes [] No [x] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of December 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 14,810,000.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          ITEM 1.  FINANCIAL STATEMENTS

     Attached as Exhibit FQ1-99 hereto and incorporated herein by this reference are consolidated unaudited financial statements for the year ended September 30, 1999, and the three months ended December 31, 1999.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 (A) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Company has no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, and their consultants, during the next twelve months. The expenses of its audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, have been and continue to be advanced by its management and principal shareholder. Management believes that no significant cash or funds will be required for its Management to evaluate possible transactions, at such time as it begins its search. The Registrant enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its Officers and Attorneys, who are related to its sole Consultant. These Officers, Directors, and Attorneys of these issuer are substantially the same as those of its sole consultant, such that its maintenance expenses are minimal and manageable during this period and for the foreseeable future.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We produced one full-length movie entitled "The Blood Game" intended for adult video and cable release. Its subject matter is adventure, and it contains nudity and violence. It was completed in November of 1999. The movie was produced for a cost of $174,360. This cost is carried as an investment and had not been written off. We continue to hope to recover these costs by eventual marketing of this motion picture. We have as yet been unsuccessful in our efforts to sell or distribute this movie. While we have not abandoned our intention to market our production, there are no assurances that we will be able to sell or distribute this movie. If we are unsuccessful in these efforts, or if there is only limited distribution of the movie, then all or a part of the production cost may be lost.

BLOOD GAME. The subject of the movie is an erotic action thriller based upon a man's struggle to rescue a woman from a gang of weekend warriors and who winds up having to rescue himself. The movie was completed in November 1999. The distribution efforts began in late December 1999 when over sixty preview copies were sent to distributors accepting this type of genre. The distribution consisted of media packets containing copies of the film and trailer, a one sheet on the movie and stars, and a personalized letter to the individual distributors. The media packets were received on or around January 10, 2000. There were two responses that proposed purchasing and/or distributing options, Troma Films and Victory Multimedia. These negotiations are currently in progress, however, they have been slow and unassuring of a profitable distribution and/ or purchase agreement.

     Due to the distribution problems encountered with the "Blood Game" and due to recent changes in the entertainment industry regarding the technological demands of producing, the Officers and Directors of Registrant have reviewed and analyzed the current business plan of "producing low budget movies." The business analysis concluded that the current business plan projected diminishing returns and great margins of risk. The technology in the movie industry was changing so rapidly that the cost for production may exceed gross revenue for

"made-for-cable and video features." The industry trade publications predicted that the following two years would see an emergence of the major movie studios into the smaller markets such as "made-for-cable and video features," independent films, and Internet programming due to the changes in market demands for content, medium and genre. The Registrant also lacks the capital resources presently to fund multiple productions in one period, which is a growing necessity to compete in the industry. Accordingly, we may seek additional funding from our existing shareholders or the public, to attempt further production, but we have not determined whether such a course is in the best interests of our shareholders.

INFOMERCIALS. Meanwhile, an opportunity to produce and finance direct response television programs arose. An emerging "Direct Response" company, Reliant Interactive Media Corp. ("Reliant") approached the Registrant to finance and co-produce direct-response television and electronic retailing programs. Reliant is a full reporting public company trading under the symbol "RIMC" on the OTCBB. After extensive due diligence, we concluded that the potential for profit and growth in this new opportunity is attractive. We have accordingly expanded the scope of our business to include and emphasize direct-response retailing production. We have begun by entering into a contract with Reliant for financing and co-producing three (3) direct-response television programs. In the Agreement between Reliant and Registrant, dated March 24, 1999, we provided $250,000 to Reliant for production of three infomercials. In consideration of this financing, we received 250,000 shares of common stock of Reliant and royalties equal to 2% of the adjusted gross revenues received by Reliant up to a maximum of $625,000. Thereafter, the royalty will be reduced to 1%. To date, no royalties have been paid to Registrant under this Agreement. The first of the three projects did not test well and was abandoned. The remaining two projects tested more favorably and may yet generate royalty revenues.

     In a separate transaction we made a loan of $300,000 to Reliant of which the sum of $113,500 is presently unpaid. The note included interest at 10% per annum. As of December 31, 1999, principal and accrued interest owing to us stood at $116,906.

     As additional consideration for this loan and forebearance as to prompt repayment, Reliant issued us an additional 5,000 shares of its common stock.

     Reliant has notified Registrant that no additional financing is required from Registrant, at the present time. We continue to correspond with Reliant with a view to participation in future project as may become attractive for our investment.

     A comparison of the corresponding three months of 1999 and 1998 reflect only modest expenses more recently than in the former period. The difference is due to the fact that the former period involved considerable production expenses, while the current period does not. Our operations in the current period have involved legal, professional and audit expenses principally.


                           PART II: OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

          Our registration statement was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for quotation on the Over-the-Counter Bulletin Board, often called OTCBB . This Registrant's common stock is not presently quoted on any exchange at the present time. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this Registrant will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant.

     Our Form 10-SB has become effective by operation of law but has not yet cleared comments by the Securities and Exchange Commission.

     While we have no present intention of doing so, it is possible that we may become the subject of a Reverse Acquisition at some undetermined future time. A reverse acquisition is the acquisition of a private ( Target ) company by a public company, by which the private company's shareholders acquire control of the public company. We have not determined to pursue a reverse acquisition transactions, although we disclose that possibility, nor have we identified any acquisition target. In the event that such a transactions is determined to be pursued, we cannot project what the intentions of such an unidentified target might be, for engaging in a reverse acquisition. We can evaluate what be believe are the general advantages and disadvantages for such a target, in considering a reverse acquisition. First, a reverse acquisition does not register any shares of stock for sale or for resale. It is not a substitute for a 1933 Act Registration of shares for sale or resale. Shares which may be issued by us, in connection with such an acquisition would be restricted securities and would not be freely tradeable except in compliance with the holding periods and other provisions of Rule 144. We believe that the advantage to such a target company, in choosing a reverse acquisition with a public company would be its quotablility, so that a market price for its shares might be determinable, and so that when, after such an acquisition, the new resulting company may engage in capital formation, its prospective investors might obtain market quotes to assist them in making investment decisions. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business, if such a transaction were determined to be pursued by us, would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our the present condition.

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Exhibit FQ1-99: Financial Statements (Un-Audited) for the three months ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended December 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


May  12,  2000


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

                                       by

/s/                    /s/                     /s/
Kirt  W.  James        J.  Dan  Sifford        Karl  E.  Rodriguez
President/Director     Secretary-Treasurer     General  Counsel
                      /Director                /Director

                                 EXHIBIT FQ1-99

  UN-AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 1998, AND THE
                      THREE MONTHS ENDED DECEMBER 31, 1999

                 OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                  And the three months ended December 31, 1999


                                                                 December 31,    September 30,
                                                                               ---------------
                                                                   1999             1999       1998
                                                          --------------  ---------------  --------
ASSETS
CURRENT ASSETS
Cash                                                      $         490   $        3,151   $150,000
                                                          --------------  ---------------  --------
TOTAL CURRENT ASSETS                                                490            3,151    150,000
OTHER ASSETS
Investments                                                     255,000          255,000          0
                                                          --------------  ---------------  --------
TOTAL OTHER ASSETS                                              255,000          255,000          0
TOTAL ASSETS                                              $     255,490   $      258,151   $150,000
                                                          ==============  ===============  ========

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                                  2,644            2,644          0
Notes payable - related parties                                 139,095          125,800          0
                                                          --------------  ---------------
TOTAL LIABILITIES                                               141,739          128,444          0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,500,000 shares,
   14,810,000 shares and 14,810,000 shares respectively          14,810           14,810     11,500
Additional Paid-In Capital                                      470,818          470,818    138,500
Notes receivable - related parties                             (161,782)        (161,782)         0
Accumulated Equity (Deficit)                                   (210,095)        (194,139)         0
                                                          --------------  ---------------  --------
Total Stockholders' Equity                                      113,751          129,707    150,000
                                                          --------------  ---------------  --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $     255,490   $      258,151   $150,000
                                                          ==============  ===============  ========

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                  And the three months ended December 31, 1999

                                                                             From inception on
                             For the three                  For the          April 9,1998
                             months ended                   Year ended       through
                             December 31,                   September 30,    December 31,
                             ---------------
                                       1999          1998             1999                 1999
                             ---------------  ------------  ---------------  -------------------
Revenues                     $            0   $         0   $            0   $                0
                             ---------------  ------------  ---------------  -------------------
General and administrative           15,956       119,804          214,396              230,352
                             ---------------  ------------  ---------------  -------------------
Total expenses                       15,956       119,804          214,396              230,352
Net Income (Loss)                  ($15,956)    ($119,804)       ($214,396)           ($230,352)
                             ===============  ============  ===============  ===================
Other income (expense)
Interest expense                                                    (4,628)              (4,628)
Interest income                                       506           24,885               25,391
                                              ------------  ---------------  -------------------
Net Loss                            (15,956)     (119,298)        (194,139)            (209,589)
Loss per Share                     ($0.0011)     ($0.0104)        ($0.0135)            ($0.0159)
                             ===============  ============  ===============  ===================
Weighted Average
    Shares Outstanding           14,810,000   $11,478,255   $   14,393,116   $       13,144,128
                             ===============  ============  ===============  ===================

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
             For the period from inception of the Development Stage
      On April 9, 1998, through September 30, 1998, for September 30, 1999
                  And the three months ended December 31, 1999

                                                                 Additional    Accumulated    Total Stock-
                                            Common      Par      Paid-In       Equity         holders' Equity
                                            Stock       Value    Capital           (Deficit)          (Deficit)
                                            ----------  -------  ------------  -------------  -----------------
Common Stock issued at inception            10,000,000  $10,000     ($10,000)  $          0   $               0
Common Stock issued for
    cash at $0.10 per share                  1,500,000    1,500      148,500              0                   0
Net loss during period                               0        0            0              0                   0
                                            ----------  -------  ------------  -------------  -----------------
Balances at September 30, 1998              11,500,000   11,500      138,500              0             150,000
Common Stock issued for
    cash at $0.10 per share                  3,310,000    3,310      327,690              0                   0
Accrued interest on notes to related
   parties recorded as contributed capital           0        0        4,628              0                   0
Net Loss for the period                              0        0            0       (194,139)                  0
Balances at September 30, 1999              14,810,000  $14,810  $   470,818      ($194,139)  $         291,489
Net Loss for the period                              0  $     0  $         0       ($15,956)  $               0
Balances at December 31, 1999               14,810,000  $14,810  $   470,818      ($210,095)  $         275,533

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                  And the three months ended December 31, 1999

                                                                                           From inception on
                                                                    For the three               April 9,1998
                                                                    months ended                  through
                                                                    December 31,                December 31,
                                                                  ---------------
                                                                     1999         1998                 1999
                                                           ---------------  -----------  -------------------
Operating Activities
Net Income (Loss)                                                ($15,956)   ($119,298)           ($210,095)
(Increase) in interest receivable                                       0            0              (15,482)
Increase in accounts payable                                            0            0                3,644
                                                           ---------------  -----------  -------------------
Net Cash from Operations                                          (15,956)    (119,298)            (221,933)
Cash flows from investing activities
Cash paid for investments                                               0     (121,000)            (255,000)
Net cash (used) by investing activities                                 0     (121,000)            (255,000)
                                                           ---------------  -----------  -------------------
Cash flows from financing activities
Proceeds paid on notes receivable - related parties                     0            0             (246,300)
Principal received on notes receivable - related parties                0            0              100,000
Proceeds received on notes payable - related parties               13,295            0              139,095
Common stock issued for cash                                            0      240,700              481,000
Contributed capital                                                     0            0                4,628
                                                           ---------------  -----------  -------------------
Net cash provided by financing activities                          13,295      240,700              478,423
Net increase (decrease) in Cash                                    (2,661)         402                  490
Cash at beginning of period                                         3,151          -0-                  -0-
Cash as of Statement Date                                  $          490   $      402   $              490
                                                           ===============  ===========  ===================

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     a.  Organization

Oasis Entertainment's Fourth Movie Project, Inc. (the Company) was incorporated on April 9, 1998 under the laws of the State of Nevada, primarily for the purpose of producing film and video for theatrical, cable and televised releases.

The Company has limited operations, assets and liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

b.  Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

c.  Cash  and  Cash  Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic  Loss  Per  Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

e.  Provision  for  Taxes

At December 31, 1999, the Company had net operating loss carryforwards of approximately $210,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

f.  Additional  Accounting  Policies

Additional accounting policies will be established once planned principal operations commence.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

g.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

NOTE  2  -  GOING-  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to produce and earn revenues from the sale of 'B genre' movies. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE  3  -  ROYALTY  AGREEMENT  -  RELATED  PARTY

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation ("Reliant"), a shareholder of the Company, under which the Company committed to provide funding for three "infomercials' Reliant was to produce. Under the terms of this agreement, the Company provided a total of $250,000 for this purpose. As consideration for this funding, Reliant was to issue 250,000 restricted, post-split shares of its common stock to the Company (see Note 4). Also, Reliant agreed to pay the Company a royalty equal to two percent of the adjusted gross revenues created by the infomercials until the Company had received $625,000. The royalty would be reduced to one percent of the revenues thereafter.

As of December 31, 1999, Reliant had produced only two of the three infomercials. Both were unprofitable, and produced no royalties for the Company. The third infomercial is expected to be produced in early 2000.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE  4  -  INVESTMENT

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation ("Reliant") under which the Company provided funding of $250,000 to Reliant (see Note 3). As consideration for this funding, Reliant contracted to issue 250,000 restricted, post-split shares of its common stock to the Company upon completion of the funding. The investment has been recorded at its cost of $250,000.

On May 25, 1999, the Company entered into another agreement with Reliant under which the Company loaned $200,000 to Reliant. As part of the consideration for this loan, Reliant agreed to issue 5,000 shares of its restricted common stock to the Company. The investment has been recorded at a cost of $1.00 per share, based on the determination of the previous agreement.


NOTE  5  -  NOTES  RECEIVABLE  -  RELATED  PARTIES

As of December 31, 1999, the Company had a total of $161,782 in notes receivable from related parties. All of the notes are unsecured. Three of the four notes (totaling $46,300) are non-interest bearing and have no specific payback terms. The fourth note, totaling $115,482 is receivable from Reliant Interactive Media Corp (see Note 3) and bears a ten percent (10%) interest rate.

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES

As of December 31, 1999, the Company had a total of $139,095 in notes payable to related parties. All of the notes are non-interest bearing, and have no specific payback terms. All the notes are unsecured. A 10% interest rate has been imputed for these loans, which has been recorded as contributed capital in the financial statements.