Form 10QSB
period 2000-03-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2000-05-12
CIK 1063262

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter ended March 31, 2000


                        COMMISSION FILE NUMBER:  24-3948



                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
             (Exact name of Registrant as specified in its charter)



Nevada                                                                76-0528600
(Jurisdiction  of  Incorporation)          (I.R.S.  EmployerIdentification  No.)

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

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  14,810,000.

                          PART I: FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

     Attached as Exhibit FQ2-00 hereto and incorporated herein by this reference are consolidated unaudited financial statements for the year ended September 30, 1999, and the six months ended March 31, 2000.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (A) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Company has no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, and their consultants, during the next twelve months. The expenses of its audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, have been and continue to be advanced by its management and principal shareholder. Management believes that no significant cash or funds will be required for its Management to evaluate possible transactions, at such time as it begins its search. The Registrant enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its Officers and Attorneys, who are related to its sole Consultant. These Officers, Directors, and Attorneys of this issuer are substantially the same as those of its sole consultant, such that its maintenance expenses are minimal and manageable during this period and for the foreseeable future.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We produced one full-length movie entitled "The Blood Game" intended for adult video and cable release. Its subject matter is adventure, and it contains nudity and violence. It was completed in November of 1999. The movie was produced for a cost of $174,360. This cost is carried as an investment and has not been written off. We continue to hope to recover these costs by eventual marketing of this motion picture. We have as yet been unsuccessful in our efforts to sell or distribute this movie. While we have not abandoned our intention to market our production, there are no assurances that we will be able to sell or distribute this movie. If we are unsuccessful in these efforts, or if there is only limited distribution of the movie, then all or a part of the production cost may be lost.

BLOOD GAME. The subject of the movie is an erotic action thriller based upon a man's struggle to rescue a woman from a gang of weekend warriors and who winds up having to rescue himself. The movie was completed in November 1999. The distribution efforts began in late December 1999 when over sixty preview copies were sent to distributors accepting this type of genre. The distribution consisted of media packets containing copies of the film and trailer, a "one sheet" on the movie and stars, and a personalized letter to the individual distributors. The media packets were received on or around January 10, 2000. There were two responses that proposed purchasing and/or distributing options, Troma Films and Victory Multimedia. These negotiations are currently in progress, however, they have been slow and unassuring of a profitable distribution and/or purchase agreement.

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

INFOMERCIALS. Meanwhile, an opportunity to produce and finance direct response television programs arose. An emerging "Direct Response" company, Reliant Interactive Media Corp. ("Reliant") approached the Registrant to finance and co-produce direct-response television and electronic retailing programs. Reliant is a full reporting public company trading under the symbol "RIMC" on the OTCBB. After extensive due diligence, we concluded that the potential for profit and growth in this new opportunity is attractive. We have accordingly expanded the scope of our business to include and emphasize direct-response retailing production. We have begun by entering into a contract with Reliant for financing and co-producing three (3) direct-response television programs. In the Agreement between Reliant and Registrant, dated March 24, 1999, we provided $250,000 to Reliant for production of three infomercials. In consideration of this financing, we received 250,000 shares of common stock of Reliant and royalties equal to 2% of the adjusted gross revenues received by Reliant up to a maximum of $625,000. Thereafter, the royalty will be reduced to 1%. To date, no royalties have been paid to Registrant under this Agreement. The first one of the three projects did not test well and was abandoned. The second was not productive. The remaining project tested more favorably and may yet generate royalty revenues.

     In a separate transaction we made a loan of $300,000 to Reliant of which the sum of $113,500 is presently unpaid. The note included interest at 10% per annum. As of March 31, 2000, principal and accrued interest owing to us stood at $116,906.

     As additional consideration for this loan and forebearance as to prompt repayment, Reliant issued us an additional 5,000 shares of its common stock.

     Reliant has notified Registrant that no additional financing is required from Registrant, at the present time. We continue to communicate with Reliant with a view to participation in future projects as may become attractive for our investment.

     A comparison of the corresponding six months of 1999 and 2000 reflect only modest expenses more recently than in the former period. The difference is due to the fact that the former period involved considerable production expenses, while the current period does not. Our operations in the current period have involved legal, professional and audit expenses principally.

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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

          Our registration statement was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the req-uirements of the National Association of Securities Dealers for quotation on the Over-the-Counter Bulletin Board, often called OTCBB . This Registrant's common stock is not presently quoted on any exchange at the present time. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this Registrant will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant.

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



                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

   Exhibit FQ2-00: Financial Statements (Un-Audited) for the fiscal years ended September 30, 1998 and 1999 and the six months ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


May  12,  2000


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

                                       by



  /s/                  /s/                      /s/
Kirt  W.  James        J.  Dan  Sifford        Karl  E.  Rodriguez
President/Director     Secretary-Treasurer     General  Counsel
                      /Director                /Director

                                 EXHIBIT FQ2-00

  UN-AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 1998, AND THE
                         SIX MONTHS ENDED MARCH 31, 2000

                 OASIS ENTERTAINMENT'S FORTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                     And the six months ended March 31, 2000

                                                                March 31,       September 30,
                                                                              ---------------
                                                                2000             1999       1998
                                                          -----------  ---------------  --------
ASSETS
CURRENT ASSETS
Cash                                                      $      490   $        3,151   $150,000
                                                          -----------  ---------------  --------
TOTAL CURRENT ASSETS                                             490            3,151    150,000
OTHER ASSETS
Investments                                                  255,000          255,000          0
                                                          -----------  ---------------  --------
TOTAL OTHER ASSETS                                           255,000          255,000          0
TOTAL ASSETS                                                 255,490          258,151    150,000
                                                          ===========  ===============  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                               2,644            2,644          0
Notes payable - related parties                              148,991          125,800          0
                                                          -----------  ---------------
TOTAL LIABILITIES                                            151,635          128,444          0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,500,000 shares,
   14,810,000 shares and 14,810,000 shares respectively       14,810           14,810     11,500
Additional Paid-In Capital                                   470,818          470,818    138,500
Notes receivable - related parties                          (161,782)        (161,782)         0
Accumulated Equity (Deficit)                                (219,991)        (194,139)         0
                                                          -----------  ---------------  --------
Total Stockholders' Equity                                   103,855          129,707    150,000
                                                          -----------  ---------------  --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  255,490   $      258,151   $150,000
                                                          ===========  ===============  ========

    The accompanying notes are an integral part of the financial statements.

                 OASIS ENTERTAINMENT'S FORTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                     And the six months ended March 31, 2000

                                     For the six               For the    April 9,1998
                                     months ended              Year ended      through
                                       March 31,             September 30,   March 31,
                                     -------------
                                     2000         1999            1999           1999
                             -------------  -----------  --------------  -------------
Revenues                              -0-          -0-             -0-            -0-
                             -------------  -----------  --------------  -------------
General and administrative         25,852      142,113         214,396        240,248
                             -------------  -----------  --------------  -------------
Total expenses                     25,852      142,113         214,396        240,248
Net Income (Loss)                ($25,852)   ($142,113)      ($214,396)     ($240,248)
                             =============  ===========  ==============  =============
Other income (expense)
Interest expense                        0            0          (4,628)        (4,628)
Interest income                         0        1,300          24,885         26,185
                                            -----------  --------------  -------------
Net Loss                          (25,852)    (140,813)       (194,139)      (218,691)
Loss per Share                   ($0.0017)    ($0.0121)       ($0.0135)      ($0.0165)
                             =============  ===========  ==============  =============
Weighted Average
    Shares Outstanding         14,810,000   11,655,234      14,393,116     13,232,617
                             =============  ===========  ==============  =============

    The accompanying notes are an integral part of the financial statements.

                 OASIS ENTERTAINMENT'S FORTH MOVIE PROJECT, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
      On April 9, 1998, through September 30, 1998, for September 30, 1999
                     And the six months ended March 31, 2000

                                                                    Additional    Accumulated     Total Stock-
                                            Common      Par         Paid-In       Equity          holders' Equity
                                            Stock       Value       Capital            (Deficit)          (Deficit)
                                            ----------  ----------  ------------  --------------  -----------------
Common Stock issued at inception            10,000,000  $   10,000     ($10,000)  $           0   $               0
Common Stock issued for
    cash at $0.10 per share                  1,500,000       1,500      148,500               0                   0
Net loss during period                               0           0            0               0                   0
                                            ----------  ----------  ------------  --------------  -----------------
Balances at September 30, 1998              11,500,000      11,500      138,500               0             150,000
Common Stock issued for
    cash at $0.10 per share                  3,310,000       3,310      327,690               0                   0
Accrued interest on notes to related
   parties recorded as contributed capital           0           0        4,628               0                   0
Net Loss for the period                              0           0            0        (194,139)                  0
Balances at September 30, 1999              14,810,000  $   14,810  $   470,818       ($194,139)  $         291,489
Net Loss for the period                              0           0            0         (25,852)                  0
Balances at March 31, 2000                  14,810,000  $14,810.00     $470,818       ($219,991)  $         265,637

    The accompanying notes are an integral part of the financial statements.

                 OASIS ENTERTAINMENT'S FORTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                     And the six months ended March 31, 2000

                                                                                     From inception on
                                                                      For the six    April 9,1998
                                                                      months ended   through
                                                                      March 31,      March 31,
                                                                      -------------
                                                               2000           1999                2000
                                                           ---------  -------------  ------------------
Operating Activities
Net Income (Loss)                                          ($25,852)     ($140,813)          ($219,991)
(Increase) in interest receivable                                 0              0             (15,482)
Increase in accounts payable                                      0         25,000               3,644
                                                           ---------  -------------  ------------------
Net Cash from Operations                                    (25,852)      (115,813)           (231,829)
Cash flows from investing activities
Cash paid for investments                                         0       (125,000)           (255,000)
Net cash (used) by investing activities                           0       (125,000)           (255,000)
                                                           ---------  -------------  ------------------
Cash flows from financing activities
Proceeds paid on notes receivable - related parties               0              0            (246,300)
Principal received on notes receivable - related parties          0        221,000             100,000
Proceeds received on notes payable - related parties         13,295         25,000             139,095
Common stock issued for cash                                      0              0             481,000
Contributed capital                                               0              0               4,628
                                                           ---------  -------------  ------------------
Net cash provided by financing activities                    13,295        246,000             478,423
Net increase (decrease) in Cash                             (12,557)         5,187                 490
Cash at beginning of period                                  13,047            -0-                 -0-
Cash as of Statement Date                                       490          5,187                 490
                                                           =========  =============  ==================

    The accompanying notes are an integral part of the financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

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

e.  Provision  for  Taxes

At March 31, 2000, the Company had net operating loss carryforwards of approximately $220,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

f.  Additional  Accounting  Policies

Additional accounting policies will be established once planned principal operations commence.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


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

As of March 31, 2000, Reliant had produced only two of the three infomercials. Both were unprofitable, and produced no royalties for the Company. The third infomercial is expected to be produced in early 2000.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


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


NOTE  5  -  NOTES  RECEIVABLE  -  RELATED  PARTIES

As of March 31, 2000, the Company had a total of $161,782 in notes receivable from related parties. All of the notes are unsecured. Three of the four notes (totaling $46,300) are non-interest bearing and have no specific payback terms. The fourth note, totaling $115,482 is receivable from Reliant Interactive Media Corp (see Note 3) and bears a ten percent (10%) interest rate.

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES

As of March 31, 2000, the Company had a total of $148,991 in notes payable to related parties. All of the notes are non-interest bearing, and have no specific payback terms. All the notes are unsecured. A 10% interest rate has been imputed for these loans, which has been recorded as contributed capital in the financial statements.