Form 10QSB
period 2000-06-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2000-08-07
CIK 1063262

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                   Oasis Entertainments 4th Movie Project Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                        34700 Pacific Coast Highway, #303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                                                  SECURITIES  EXCHANGE  ACT  OF
1934

                       For the Quarter ended June 30, 2000

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

Yes [x] No [] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 14,810,000.

                          PART I: FINANCIAL INFORMATION


                          ITEM 1.  FINANCIAL STATEMENTS


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the three months and nine months ended June 30, 2000.


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS. A comparison of the corresponding three months/nine months of 1999 and 2000 respectively reflect only modest expenses more recently than in the former periods. The difference is due to the fact that the former period involved considerable movie production expenses, while the current period does not. Our operations in the current periods have principally involved legal, professional and audit expenses.

                                                           April 1 to June 30               September 30 to June 30
                                                     2000                       1999           2000          1999
------------------------------------------------------------------------------------------------------------------
Revenues:. . . . . . . . . . . . . .  $              0.00   $                   0.00   $       0.00   $      0.00
 Subtotal Revenues . . . . . . . . .                    0                          0              0             0
                                      ---------------------------------------------------------------------------
Expenses:
General and administrative . . . . .               (1,008)                   (52,573)       (26,860)     (142,113)
 Subtotal Expenses . . . . . . . . .               (1,008)                   (52,573)       (26,860)     (142,113)
Other Income (Expense)
Interest Expense
Interest Income. . . . . . . . . . .                    0                          0              0         1,300
 Subtotal Other. . . . . . . . . . .                    0                          0              0         1,300
                                      ---------------------------------------------------------------------------
Net Loss . . . . . . . . . . . . . .               (1,008)                   (52,573)       (26,860)     (140,813)
                                      ---------------------------------------------------------------------------
Net Loss per Share . . . . . . . . .              (0.0007)                  (0.00442)      (0.00181)     (0.01660)
                                      ---------------------------------------------------------------------------
Weighted Average Shares Outstanding.           14,810,000                 11,885,565     14,810,000    11,895,546
                                      ===========================================================================

     We are engaged in continuing efforts to market our production of "the Blood Game".

LIQUIDITY AND CAPITAL RESOURCES. We presently have no significant liquidity and may need to seek additional equity or debt funding to pursue opportunities beyond those now contemplated. This contingency will depend largely upon such profitability as may result from current projects.

     On March 24, 1999, we made an investment in an infomercial project with Reliant Interactive Media Corporation, a shareholder of our corporation. We may become entitled to royalties from this investment. Such projects can be extremely profitable, but they can also fail. There can be no assurance that any profitability will result from this investment.

     As of June 30, 2000, we had a total of $148,996 in notes payable to related parties. All of these notes are unsecured, non-interest bearing and have no specific payback terms. A 10% interest rate has been imputed and recorded as a capital contribution.


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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Exhibit 00-QF3 Financial Statements (Un-Audited) for the three months and nine months ended June 30, 2000.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


August  2,  2000


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                              a Nevada Corporation


                                       by


/s/Kirt  W. James          /s/J. Dan Sifford         /s/Karl  E.  Rodriguez
   Kirt  W.  James            J.  Dan  Sifford          Karl  E.  Rodriguez
   President/Director         Secretary-Treasurer       General  Counsel
                              /Director                 /Director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-QF3

                         UN-AUDITED FINANCIAL STATEMENTS

              FOR THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                                   BALANCE SHEET
                  For the fiscal year ended September 30, 1999
                     And the nine months ended June 30, 2000

                                                             June 30,      September 30,
                                                               2000             1999
                                                           (Unaudited)
----------------------------------------------------------------------------------------
    ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $     495   $        3,151
                                                          ---------   --------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        495            3,151
                                                          =========   ==============
OTHER ASSETS
Investments. . . . . . . . . . . . . . . . . . . . . . .    255,000          255,000
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .    255,000          255,000
                                                          ---------   --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $ 255,495   $      258,151
                                                          =========   ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . .  $   2,644   $        2,644
Notes payable - related parties. . . . . . . . . . . . .    148,996          125,800
                                                          ---------   --------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .    151,640          128,444
                                                          =========   ==============
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,500,000 shares,
   14,810,000 shares and 14,810,000 shares respectively.     14,810           14,810
Additional Paid-In Capital . . . . . . . . . . . . . . .    470,818          470,818
Notes receivable - related parties . . . . . . . . . . .   (161,782)        (161,782)
Accumulated Equity (Deficit) . . . . . . . . . . . . . .   (219,991)        (194,139)
                                                          ---------   ---------------
Total Stockholders' Equity . . . . . . . . . . . . . . .    103,855          129,707
                                                          =========   ===============
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $ 255,495   $      258,151
                                                          =========   ===============

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             June 30, 1999 and 2000

                                                                                                     From
                                                                                                 Inception on
                                 From April      From April     From September    From September    April 9,
                                 1, 2000 to      1, 1999 to      30, 1999 to       30, 1998 to    1998 through
                                   June 30,        June 30,        June 30,         June 30,         June 30,
                                     2000           1999             2000             1999            2000
--------------------------------------------------------------------------------------------------------------
  Revenues. . . . . . . . . .  $           0   $          0   $             0   $             0   $         0
                               -------------   ------------   ---------------   ---------------   -----------
  General and administrative.          1,008         52,573            26,860           142,113       241,256

  Net Income (Loss) . . . . .         (1,008)       (52,573)          (26,860)         (142,113)     (241,256)
                               -------------   ------------   ---------------   ---------------   -----------
  Other income (expense)

  Interest expense. . . . . .              0              0                 0                 0        (4,628)
  Interest income . . . . . .              0              0                 0             1,300        26,185

  Net (Loss). . . . . . . . .         (1,008)       (52,573)          (26,860)         (140,813)     (219,699)

  Loss per Share. . . . . . .  $    (0.00007)  $   (0.00442)  $      (0.00181)  $      (0.01193)  $  (0.01660)
                               -------------   ------------   ---------------   ---------------   -----------
  Weighted Average
      Shares Outstanding. . .     14,810,000     11,885,565        14,810,000        11,805,546    13,232,617
                               =============   ============   ===============   ===============   ===========

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
      On April 9, 1998, through September 30, 1998, for September 30, 1999
                     And the nine months ended June 30, 2000

                                                                      Additional        Accumulated      Total Stock-
                                              Common      Par           Paid-In           Equity       holders' Equity
                                              Stock       Value         Capital           (Deficit)        (Deficit)
-----------------------------------------------------------------------------------------------------------------------
  Common Stock issued at inception . . . . .  10,000,000  $     10,000       ($10,000)  $        0   $               0

  Common Stock issued for
      cash at $0.10 per share. . . . . . . .   1,500,000         1,500        148,500            0                   0

  Net loss during period . . . . . . . . . .           0             0              0            0                   0
                                              -------------------------------------------------------------------------
  Balances at September 30, 1998 . . . . . .  11,500,000  $     11,500  $     138,500   $        0   $         150,000

  Common Stock issued for
      cash at $0.10 per share. . . . . . . .   3,310,000         3,310        327,690            0                   0

  Accrued interest on notes to related
     parties recorded as contributed capital           0             0          4,628            0                   0

  Net Loss for the period. . . . . . . . . .           0             0              0     (194,139)                  0
                                              ------------------------------------------------------------------------
  Balances at September 30, 1999 . . . . . .  14,810,000  $     14,810  $     470,818    ($194,139)  $         291,489
                                              ----------  ------------  --------------  -----------  -----------------

  Net Loss for the period. . . . . . . . . .           0             0              0      (26,860)                  0

  Balances at June 30, 2000. . . . . . . . .  14,810,000  $     14,810  $     470,818    ($220,999)  $         264,629
                                              ----------  ------------  --------------  -----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                     And the nine months ended June 30, 2000

                                                                                              From inception on
                                                                            For the nine         April 9,1998
                                                                             months ended           through
                                                                                June 30,            June 30,
                                                                           2000            1999       2000
--------------------------------------------------------------------------------------------------------------

  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . . . . . . . .            ($26,860)      ($142,113)   ($220,999)
  (Increase) in interest receivable . . . . . . . . . . . .                   0               0      (15,482)
  Increase in accounts payable. . . . . . . . . . . . . . .                   0          25,000        3,644

  Net Cash from Operations. . . . . . . . . . . . . . . . .             (26,860)       (117,113)    (232,837)
                                                                       ---------       ---------    ---------
  Cash flows from investing activities

  Cash paid for investments . . . . . . . . . . . . . . . .                   0        (125,000)    (255,000)

  Net cash (used) by investing activities . . . . . . . . .                   0        (125,000)    (255,000)
                                                                       --------        ---------    ---------
  Cash flows from financing activities

  Proceeds paid on notes receivable - related parties . . .                   0               0     (246,300)
  Principal received on notes receivable - related parties.                   0         221,000      100,000
  Proceeds received on notes payable - related parties. . .              24,204          25,000      150,004
  Common stock issued for cash. . . . . . . . . . . . . . .                   0               0      481,000
  Contributed capital . . . . . . . . . . . . . . . . . . .                   0               0        4,628

  Net cash provided by financing activities . . . . . . . .              24,204         246,000      489,332

  Net increase (decrease) in Cash . . . . . . . . . . . . .              (2,656)          3,887          490

  Cash at beginning of period . . . . . . . . . . . . . . .               3,151               0            0
                                                                       --------   -------------   ----------
  Cash as of Statement Date . . . . . . . . . . . . . . . .  $              495   $       3,887   $      490
                                                             ==================   =============   ==========

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000

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

e.  Provision  for  Taxes

At June 30, 2000, the Company had net operating loss carryforwards of approximately $220,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

f.  Additional  Accounting  Policies

Additional accounting policies will be established once planned principal operations commence.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


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

As of June 30, 2000, Reliant had produced only two of the three infomercials. Both were unprofitable, and produced no royalties for the Company. The third infomercial is expected to be produced in mid 2000.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


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


NOTE  5  -  NOTES  RECEIVABLE  -  RELATED  PARTIES

As of June 30, 2000, the Company had a total of $161,782 in notes receivable from related parties. All of the notes are unsecured. Three of the four notes (totaling $46,300) are non-interest bearing and have no specific payback terms. The fourth note, totaling $115,482 is receivable from Reliant Interactive Media Corp (see Note 3) and bears a ten percent (10%) interest rate.

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES

As of June 30, 2000, the Company had a total of $148,996 in notes payable to related parties. All of the notes are non-interest bearing, and have no specific payback terms. All the notes are unsecured. A 10% interest rate has been imputed for these loans, which has been recorded as contributed capital in the financial statements.