Form 10QSB/A
period 1999-12-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2000-11-09
CIK 1063262

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                 Oasis Entertainments Fourth Movie Project, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                 FORM 10-Q SB-A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter ended December 31, 1999

                       Commission File Number:  000-28881


                Oasis Entertainment's Fourth Movie Project, Inc.
             (Exact name of Registrant as specified in its charter)

Nevada                                                                76-0528600
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

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. Attached as Exhibit 00-FQ1 hereto and incorporated herein by this reference are consolidated unaudited financial statements for the year ended September 30, 1999, and the three months ended December 31, 1999.

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

     The most recent three moths comparison to previous periods reflect only modest expenses. The difference is due to the fact that the former period involved considerable production expenses, while the current period does not. Our operations in the current period have involved legal, professional and audit expenses principally.


FIRST QUARTER                                                             Inception
                                                                           April 9
                                                                            1998
                                                                              To
 Operations                             Sept 1 to Dec 31     Year Ended      Dec 31
                                                               Sept 30
                                        1999          1998        1999        1999
-----------------------------------------------------------------------------------
Revenues: . . . . . . . .  $               0   $         0   $       0   $       0
 Total Revenues . . . . .                  0             0           0           0
General & Administrative.            (15,956)     (119,804)   (214,396)   (230,352)
 Total Expenses . . . . .            (15,956)     (119,804)   (214,396)   (230,352)
Interest Expense. . . . .                  0             0      (4,628)     (4,628)
Interest Income . . . . .              2,887             0      24,885      27,772
 Net Profit (Other) . . .              2,887             0      20,257      23,144
 Net Loss . . . . . . . .            (13,069)     (119,804)   (194,139)   (207,208)



     We are engaged in continuing efforts to market our production of "the Blood Game".


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. Our registration statement was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for quotation on the Over-the-Counter Bulletin Board, often called OTCBB . This Registrant's common stock is not presently quoted on any exchange at the present time. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this Registrant will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant.

     Our Form 10-SB has become effective by operation of law but has not yet cleared comments by the Securities and Exchange Commission.

     While we have no present intention of doing so, it is possible that we may become the subject of a Reverse Acquisition at some undetermined future time. A reverse acquisition is the acquisition of a private ( Target ) company by a public company, by which the private company's shareholders acquire control of the public company. We have not determined to pursue a reverse acquisition transaction, although we disclose that possibility, nor have we identified any acquisition target. In the event that such a transaction is determined to be pursued, we cannot project what the intentions of such an unidentified target might be, for engaging in a reverse acquisition. We can evaluate what we believe are the general advantages and disadvantages for such a target, in considering a reverse acquisition. First, a reverse acquisition does not register any shares of stock for sale or for resale. It is not a substitute for a 1933 Act Registration of shares for sale or resale. Shares which may be issued by us, in connection with such an acquisition would be restricted securities and would not be freely tradeable except in compliance with the holding periods and other provisions of Rule 144. We believe that the advantage to such a target company, in choosing a reverse acquisition with a public company would be its quotability, so that a market price for its shares might be determinable, and so that when, after such an acquisition, the new resulting company may engage in capital formation, its prospective investors might obtain market quotes to assist them in making investment decisions. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business, if such a transaction were determined to be pursued by us, would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our the present condition.

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX

FINANCIAL STATEMENTS AND DOCUMENTS. Exhibit 00-FQ1: Financial Statements (Un-Audited) for the fiscal years ended September 30, 1998 and 1999 and the three months ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended December 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


November  7,  2000


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

                                       by



/s/Kirt W. James          /s/J. Dan Sifford          /s/Karl E. Rodriquez
   Kirt  W.  James           J.  Dan  Sifford           Karl  E.  Rodriguez
   President/Director        Secretary-Treasurer        General  Counsel
                            /Director                  /Director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-FQ1

                         UN-AUDITED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998,
                  AND THE THREE MONTHS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                OASIS ENTERTAINMENTS' FOURTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
              For the fiscal year ended September 30, 1998 and 1999
                  And the three months ended December 31, 1999

                                                               December 31,          September 30,
                                                                   1999             1999       1998
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $         490   $        3,151   $150,000
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .            490            3,151    150,000
OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . . .        121,256          115,482          0
Investments. . . . . . . . . . . . . . . . . . . . . . .        255,000          255,000          0
---------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .        376,256          370,482          0
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     376,746   $      373,633   $150,000
===================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . .  $       2,644   $        2,644   $      0
Notes payable - related parties. . . . . . . . . . . . .        141,982          125,800          0
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .        144,626          128,444          0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,500,000 shares,
   14,810,000 shares and 14,810,000 shares respectively.         14,810           14,810     11,500
Additional Paid-In Capital . . . . . . . . . . . . . . .        470,818          470,818    138,500
Notes receivable - related parties . . . . . . . . . . .        (46,300)         (46,300)         0
Accumulated Equity (Deficit) . . . . . . . . . . . . . .       (207,208)        (194,139)         0
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity . . . . . . . . . . . . . . .        232,120          245,189    150,000
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $     376,746   $      373,633   $150,000
===================================================================================================

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENTS' FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                  And the three months ended December 31, 1999

                                                                                   From inception on
                                              For the three               For the     April 9,1998
                                               months ended             Year ended       through
                                                December 31,           September 30,  December 31,
                                           1999             1998            1999          1999
-----------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $                0   $            0   $           0   $         0

General and administrative.              15,956          119,804         214,396       230,352
-----------------------------------------------------------------------------------------------
Total expenses. . . . . . .              15,956          119,804         214,396       230,352

Net Income (Loss) . . . . .            ($15,956)       ($119,804)      ($214,396)    ($230,352)
===============================================================================================
Other income (expense)

Interest expense. . . . . .                   0                0          (4,628)       (4,628)
Interest income . . . . . .               2,887                0          24,885        27,772
-----------------------------------------------------------------------------------------------
Net Loss. . . . . . . . . .             (13,069)        (119,804)       (194,139)     (207,208)

Loss per Share. . . . . . .           ($0.00088)       ($0.01044)      ($0.01349)    ($0.01576)
===============================================================================================
Weighted Average
    Shares Outstanding. . .          14,810,000       11,478,255      14,393,116    13,144,128
===============================================================================================

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENTS' FOURTH MOVIE PROJECT, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
      On April 9, 1998, through September 30, 1998, for September 30, 1999
                  And the three months ended December 31, 1999

                                            Additional  Accumulated   Total Stock-
                                            Common      Par           Paid-In         Equity       holders' Equity
                                            Stock       Value         Capital           (Deficit)          (Deficit)
--------------------------------------------------------------------------------------------------------------------
Common Stock issued at inception . . . . .  10,000,000  $     10,000       ($10,000)  $        0   $               0
Common Stock issued for
    cash at $0.10 per share. . . . . . . .   1,500,000         1,500        148,500            0                   0
Net loss during period . . . . . . . . . .           0             0              0            0                   0
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998 . . . . . .  11,500,000        11,500        138,500            0             150,000
Common Stock issued for
    cash at $0.10 per share. . . . . . . .   3,310,000         3,310        327,690            0                   0
Accrued interest on notes to related
   parties recorded as contributed capital           0             0          4,628            0                   0
Net Loss for the period. . . . . . . . . .           0             0              0     (194,139)                  0
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999 . . . . . .  14,810,000  $     14,810  $     470,818    ($194,139)  $         291,489

Net Loss for the period. . . . . . . . . .           0             0              0      (13,069)                  0
--------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999. . . . . . .  14,810,000  $     14,810  $     470,818    ($207,208)  $         278,420

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENTS' FOURTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                  And the three months ended December 31, 1999

                                                                                              From inception on
                                                                           For the three         April 9,1998
                                                                            months ended            through
                                                                             December 31,         December 31,
                                                                         1999            1998         1999
-----------------------------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss) . . . . . . . . . . . . . . . . . . . .            ($13,069)      ($119,298)   ($207,208)
(Increase) in interest receivable . . . . . . . . . . . .                   0               0      (15,482)
Increase in accounts payable. . . . . . . . . . . . . . .                   0               0        3,644
-----------------------------------------------------------------------------------------------------------
Net Cash from Operations. . . . . . . . . . . . . . . . .             (13,069)       (119,298)    (219,046)

Cash flows from investing activities

Cash paid for investments . . . . . . . . . . . . . . . .                   0        (121,000)    (255,000)

Net cash (used) by investing activities . . . . . . . . .                   0        (121,000)    (255,000)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities

Proceeds paid on notes receivable - related parties . . .                   0               0     (246,300)
Principal received on notes receivable - related parties.                   0               0      100,000
Proceeds received on notes payable - related parties. . .              10,408               0      136,208
Common stock issued for cash. . . . . . . . . . . . . . .                   0         240,700      481,000
Contributed capital . . . . . . . . . . . . . . . . . . .                   0               0        4,628
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities . . . . . . . .              10,408         240,700      475,536

Net increase (decrease) in Cash . . . . . . . . . . . . .              (2,661)            402          490

Cash at beginning of period . . . . . . . . . . . . . . .               3,151               0            0

Cash as of Statement Date . . . . . . . . . . . . . . . .  $              490   $         402   $      490
===========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999

Oasis  Entertainment's  Fourth  Movie  Project,  Inc.

NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to on-tit substantially all footnotes to the financial statements for the three months ended December 31, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.