Form 10QSB/A
period 2000-03-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2000-11-09
CIK 1063262

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                Oasis Entertainment's Fourth Movie Project, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

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

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. Attached as Exhibit 00-FQ2 hereto and incorporated herein by this reference are unaudited financial statements for the three months and the six months ended March 31, 2000.

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

     As additional consideration for this loan and forbearance as to prompt repayment, Reliant issued us an additional 5,000 shares of its common stock.

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

SECOND QUARTER.                                                                               Inception
                                                                                               April 9
                                                                                                1998
                                                                                                  To
 Operations                                    Jan 1 to March 31         Sept 30 to March 31    March 31
                                         2000                   1999       2000        1999        2000
--------------------------------------------------------------------------------------------------------
Revenues: . . . . . . . .  $                0   $                  0   $      0   $       0   $       0
 Total Revenues . . . . .                   0                      0          0           0           0
General & Administrative.              (9,896)               (22,309)   (25,852)   (142,113)   (240,248)
 Total Expenses . . . . .              (9,896)               (22,309)   (25,852)   (142,113)   (240,248)
Interest Expense. . . . .                   0                      0          0           0      (4,628)
Interest Income . . . . .               2,887                      0      5,774       1,300      30,659
 Net Profit (Other) . . .               2,887                      0      5,774       1,300      26,031
 Net Loss . . . . . . . .              (7,009)               (22,309)   (20,078)   (140,813)   (214,217)



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

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX

FINANCIAL STATEMENTS AND DOCUMENTS. Exhibit 00-FQ2: unaudited financial statements for the three months and the six months ended March 31, 2000.

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

--------------------------------------------------------------------------------
                                 EXHIBIT 00-FQ2

                         UN-AUDITED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                     AND THE SIX MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                 OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
              For the fiscal year ended September 30, 1998 and 1999
                     And the six months ended March 31, 2000

                                                              March 31,          September 30,
                                                                2000             1999       1998
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $      490   $        3,151   $150,000
                                                          ----------   --------------   --------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .         490            3,151    150,000
OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . . .     121,256          115,482          0
Investments. . . . . . . . . . . . . . . . . . . . . . .     255,000          255,000          0
                                                          ----------   --------------   --------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .     376,256          370,482          0
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $  376,746   $      373,633   $150,000
                                                          ==========   ==============   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . .  $    2,644   $        2,644   $      0
Notes payable - related parties. . . . . . . . . . . . .     148,991          125,800          0
                                                          ----------   --------------   --------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .     151,635          128,444          0
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,500,000 shares,
   14,810,000 shares and 14,810,000 shares respectively.      14,810           14,810     11,500
Additional Paid-In Capital . . . . . . . . . . . . . . .     470,818          470,818    138,500
Notes receivable - related parties . . . . . . . . . . .     (46,300)         (46,300)         0
Accumulated Equity (Deficit) . . . . . . . . . . . . . .    (214,217)        (194,139)         0
                                                          ----------   --------------   --------
Total Stockholders' Equity . . . . . . . . . . . . . . .     225,111          245,189    150,000
                                                          ----------   --------------   --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $  376,746   $      373,633   $150,000
                                                          ==========   ==============   ========

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             March 31, 1999 and 2000

                                                                                                       From
                                                                                                   Inception on
                                  From January    From January     From September   From September   April 9,
                                   1, 2000 to.    1, 1999 to         30, 1999 to     30, 1998 to   1998 through
                                    March 31,       March 31,         March 31,        March 31,     March 31,
                                      2000            1999              2000              1999          2000
-------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .            -0-             -0-               -0-               -0-           -0-
-------------------------------------------------------------------------------------------------------------
General and administrative.          9,896          22,309            25,852           142,113       240,248

Net Income (Loss) . . . . .        ($9,896)       ($22,309)         ($25,852)        ($142,113)    ($240,248)
=============================================================================================================
Other income (expense)

Interest expense. . . . . .              0               0                 0                 0        (4,628)
Interest income . . . . . .          2,887               0             5,774             1,300        30,659
-------------------------------------------------------------------------------------------------------------
Net (Loss). . . . . . . . .         (7,009)        (22,309)          (20,078)         (140,813)     (214,217)

Loss per Share. . . . . . .  $    (0.00047)  $    (0.00191)  $      (0.00136)  $      (0.01208)  $  (0.01619)
=============================================================================================================
Weighted Average
    Shares Outstanding. . .     14,810,000      11,655,234        14,810,000        11,655,234    13,232,617
=============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                     And the six months ended March 31, 2000

                                                                                              From inception on
                                                                          For the six            April 9,1998
                                                                           months ended            through
                                                                              March 31,             March 31,
                                                                         2000            1999         2000
-----------------------------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . . . . . . . .            ($20,078)      ($140,813)   ($214,217)
(Increase) in interest receivable . . . . . . . . . . . .              (5,774)              0      (15,482)
Increase in accounts payable. . . . . . . . . . . . . . .                   0          25,000        2,644
-----------------------------------------------------------------------------------------------------------
Net Cash from Operations. . . . . . . . . . . . . . . . .             (25,852)       (115,813)    (227,055)

Cash flows from investing activities

Cash paid for investments . . . . . . . . . . . . . . . .                   0        (125,000)    (255,000)

Net cash (used) by investing activities . . . . . . . . .                   0        (125,000)    (255,000)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities

Proceeds paid on notes receivable - related parties . . .                   0               0     (246,300)
Principal received on notes receivable - related parties.                   0         221,000      100,000
Proceeds received on notes payable - related parties. . .              23,191          25,000      125,800
Common stock issued for cash. . . . . . . . . . . . . . .                   0               0      481,000
Contributed capital . . . . . . . . . . . . . . . . . . .                   0               0        4,628
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities . . . . . . . .              23,191         246,000      465,128

Net increase (decrease) in Cash . . . . . . . . . . . . .              (2,661)          5,187          490

Cash at beginning of period . . . . . . . . . . . . . . .               3,151               0            0

Cash as of Statement Date . . . . . . . . . . . . . . . .  $              490   $       5,187   $      490
===========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
      On April 9, 1998, through September 30, 1998, for September 30, 1999
                     And the six months ended March 31, 2000

                                                                     Additional       Accumulated        Total Stock-
                                            Common      Par           Paid-In            Equity         holders' Equity
                                            Stock       Value         Capital           (Deficit)          (Deficit)
--------------------------------------------------------------------------------------------------------------------
Common Stock issued at inception . . . . .  10,000,000  $     10,000       ($10,000)  $        0   $               0

Common Stock issued for
    cash at $0.10 per share. . . . . . . .   1,500,000         1,500        148,500            0                   0

Net loss during period . . . . . . . . . .           0             0              0            0                   0
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998 . . . . . .  11,500,000  $     11,500  $     138,500   $        0   $         150,000

Common Stock issued for
    cash at $0.10 per share. . . . . . . .   3,310,000         3,310        327,690            0                   0

Accrued interest on notes to related
   parties recorded as contributed capital           0             0          4,628            0                   0

Net Loss for the period. . . . . . . . . .           0             0              0     (194,139)                  0
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999 . . . . . .  14,810,000  $     14,810  $     470,818    ($194,139)  $         291,489

Net Loss for the period. . . . . . . . . .           0             0              0      (20,078)                  0
--------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000 . . . . . . . .  14,810,000  $     14,810  $     470,818    ($214,217)  $         271,411

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