Form 10QSB/A
period 2000-06-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2000-11-09
CIK 1063262

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

THIRD QUARTER . . . . .                                                                    .  Inception
                                                                                               April 9
                                                                                                1998
                                                                                                 To
 Operations . . .                   . . . .  July 1 to June 30          Jan 1 to June 30       June 30,
                                         2000                1999       2000        1999        2000
-----------------------------------------------------------------------------------------------------
Revenues: . . . . . . . .  $                0   $               0   $      0   $       0   $       0
 Total Revenues . . . . .                   0                   0          0           0           0
General & Administrative.              (1,008)            (52,573)   (26,860)   (142,113)   (241,256)
 Total Expenses . . . . .              (1,008)            (52,573)   (26,860)   (142,113)   (241,256)
Interest Expense. . . . .                   0                   0          0           0      (4,628)
Interest Income . . . . .               2,887                   0      8,661       1,300      33,546
 Net Profit (Other) . . .               2,887                   0      8,661       1,300      28,918
 Net Loss . . . . . . . .               1,879             (52,573)   (18,199)   (140,813)   (212,338)



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

     As of June 30, 2000, we had a total of $147,117 in notes payable to related parties. All of these notes are unsecured, non-interest bearing and have no specific payback terms. A 10% interest rate has been imputed and recorded as a capital contribution.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX

FINANCIAL STATEMENTS AND DOCUMENTS. Exhibit 00-QF3 Financial Statements (Un-Audited) for the three months and nine months ended June 30, 2000.

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

--------------------------------------------------------------------------------
                                 EXHIBIT 00-QF3
                         UN-AUDITED FINANCIAL STATEMENTS
              FOR THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                 OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
              For the fiscal year ended September 30, 1998 and 1999
                     And the nine months ended June 30, 2000

                                                              June 30,            September 30,
                                                               2000             1999       1998
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $     495   $        3,151   $150,000
                                                          ---------   --------------   --------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        495            3,151    150,000
OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . . .    121,256          115,482          0
Investments. . . . . . . . . . . . . . . . . . . . . . .    255,000          255,000          0
                                                          ---------   --------------   --------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .    376,256          370,482          0
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $ 376,751   $      373,633   $150,000
                                                          =========   ==============   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . .  $   2,644   $        2,644   $      0
Notes payable - related parties. . . . . . . . . . . . .    147,117          125,800          0
                                                          ---------   --------------   --------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .    149,761          128,444          0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,500,000 shares,
   14,810,000 shares and 14,810,000 shares respectively.     14,810           14,810     11,500
Additional Paid-In Capital . . . . . . . . . . . . . . .    470,818          470,818    138,500
Notes receivable - related parties . . . . . . . . . . .    (46,300)         (46,300)         0
Accumulated Equity (Deficit) . . . . . . . . . . . . . .   (212,338)        (194,139)         0
                                                          ---------   --------------   --------
Total Stockholders' Equity . . . . . . . . . . . . . . .    226,990          245,189    150,000
                                                          ---------   --------------   --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $ 376,751   $      373,633   $150,000
                                                          =========   ==============   ========

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             June 30, 1999 and 2000

                                                                                                      From
                                                                                                  Inception on
                                  From April    From April       From September    From September    April 9,
                                 1, 2000 to.     1, 1999 to       30, 1999 to       30, 1998 to   1998 through
                                   June 30,       June 30,          June 30,          June 30,      June 30,
                                     2000           1999              2000              1999          2000
-----------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .           -0-            -0-               -0-               -0-           -0-

General and administrative.         1,008         52,573            26,860           142,113       241,256

Net Income (Loss) . . . . .       ($1,008)      ($52,573)         ($26,860)        ($142,113)    ($241,256)
===========================================================================================================
Other income (expense)

Interest expense. . . . . .             0              0                 0                 0        (4,628)
Interest income . . . . . .         2,887              0             8,661             1,300        33,546
-----------------------------------------------------------------------------------------------------------
Net Profit (Loss) . . . . .         1,879        (52,573)          (18,199)         (140,813)     (212,338)

Loss per Share. . . . . . .     ($0.00013)  $   (0.00442)  $      (0.00123)  $      (0.01193)  $  (0.01605)
===========================================================================================================
Weighted Average
    Shares Outstanding. . .    14,810,000     11,885,565        14,810,000        11,805,546    13,232,617
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

                                                                    Additional        Accumulated         Total Stock-
                                            Common      Par           Paid-In            Equity         holders' Equity
                                            Stock       Value         Capital           (Deficit)          (Deficit)
--------------------------------------------------------------------------------------------------------------------
Common Stock issued at inception . . . . .  10,000,000  $     10,000       ($10,000)  $        0   $               0
Common Stock issued for
    cash at $0.10 per share. . . . . . . .   1,500,000         1,500        148,500            0                   0
Net loss during period . . . . . . . . . .           0             0              0            0                   0
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998 . . . . . .  11,500,000  $     11,500  $     138,500   $        0   $         150,000
Common Stock issued for
    cash at $0.10 per share. . . . . . . .   3,310,000         3,310        327,690            0                   0
Accrued interest on notes to related
   parties recorded as contributed capital           0             0          4,628            0                   0
Net Loss for the period. . . . . . . . . .           0             0              0     (194,139)                  0
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999 . . . . . .  14,810,000        14,810        470,818     (194,139)            291,489
Net Loss for the period. . . . . . . . . .           0             0              0      (18,199)                  0
--------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000. . . . . . . . .  14,810,000  $     14,810  $     470,818    ($212,338)  $         273,290

   The accompanying notes are an integral part of these financial statements.

                 OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
             For the fiscal years ended September 30, 1998 and 1999
                     And the nine months ended June 30, 2000

                                                                                             From inception on
                                                                            For the nine        April 9,1998
                                                                            months ended           through
                                                                               June 30,            June 30,
                                                                        2000            1999         2000
----------------------------------------------------------------------------------------------------------

Operating Activities

Net Income (Loss) . . . . . . . . . . . . . . . . . . . .           ($18,199)      ($140,813)   ($212,338)
(Increase) in interest receivable . . . . . . . . . . . .             (8,661)              0      (15,482)
Increase in accounts payable. . . . . . . . . . . . . . .                  0          25,000        2,644
----------------------------------------------------------------------------------------------------------
Net Cash from Operations. . . . . . . . . . . . . . . . .            (26,860)       (115,813)    (225,176)
Cash flows from investing activities
Cash paid for investments . . . . . . . . . . . . . . . .                  0        (125,000)    (255,000)
Net cash (used) by investing activities . . . . . . . . .                  0        (125,000)    (255,000)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds paid on notes receivable - related parties . . .                  0               0     (246,300)
Principal received on notes receivable - related parties.                  0         221,000      100,000
Proceeds received on notes payable - related parties. . .             23,214          25,000      125,800
Common stock issued for cash. . . . . . . . . . . . . . .                  0               0      481,000
Contributed capital . . . . . . . . . . . . . . . . . . .                  0               0        4,628
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities . . . . . . . .             23,214         246,000      465,128
Net increase (decrease) in Cash . . . . . . . . . . . . .             (3,646)          5,187          495
Cash at beginning of period . . . . . . . . . . . . . . .              3,151               0            0
Cash as of Statement Date . . . . . . . . . . . . . . . .              ($495)  $       5,187   $      495
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000

Oasis  Entertainment's  Fourth  Movie  Project,  Inc.

NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 1999.

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