Form 10KSB
period 2000-09-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2001-01-12
CIK 1063262

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                Oasis Entertainement's Fourth Movie Project, Inc.
                   24843 Del Prado, #326 Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 300
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                  FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2000

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

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 14,810,000.


[] (Indicate by check mark if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  9/30/00

     the aggregate number of shares held by non-affiliates was approximately 2,810,000.

     the number of shares outstanding of the Registrant's Common Stock was 14,810,000.

                        Exhibit Index is found on page 30

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Issuer                                           4
      (c)  Quotability  Contingency                                            5
      (d)  Consultants                                                         5
      (e)  Number  of  total  employees  and  full-time  employees             6
      (f)  Year  2000/2001  Compliance                                         6
      (g)  Financing  Plans                                                    6
      (h)  Government  Regulation                                              6
      (i)  Planned  Acquisitions                                               6
      (j)  Reverse  Acquisition  Contingency                                   6

Item  2.  Description  of  Property                                            7

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          7

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             8
      (c)  Dividends                                                           8
      (d)  Sales  of  Unregistered  Common  Stock                              8

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        8
      (a)  Plan  of  Operation  for  the  next  twelve  months                 8
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          9

Item  7.  Financial  Statements                                               11

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          13

PART  III                                                                     14

Item  9.  Directors and Executive Officers, Promoters and Control Persons     14

Item  10.  Executive  Compensation                                            16

Item  11.  Security Ownership of Certain Beneficial Owners and Management     16
      (a)  Security  Ownership  of  Certain  Beneficial  Owners               16
      (b)  Security  Ownership  of  Management                                17
      (c)  Changes  in  Control                                               17

Item  12.  Certain  Relationships  and  Related  Transactions                 18

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   19
      (a)  Financial  Statements                                              19
      (b)  Form  8-K  Reports                                                 19
      (c)  Exhibits                                                           19

                          UNNUMBERED ITEM: INTRODUCTION


          Our 1934 Act Registration Statement (effective but not yet clear of SEC comments) was filed voluntarily pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for quotation on the Over-the-Counter Bulletin Board, often called OTCBB . Our common stock is not presently quoted on any exchange at the present time. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act.

     If and when our 1934 Act Registration is clear of comments by the staff of the Commission, we will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A)  BUSINESS  DEVELOPMENT.

      (1) FORM AND YEAR OF ORGANIZATION. This Corporation Oasis Entertainment's Fourth Movie Project, Inc. was duly incorporated in Nevada on April 9, 1998. We have on file with the Securities and Exchange Commission an Amended Form 1-A/Regulation A Offering Statement (File No. 24-3948) under the Securities Act of 1933, as amended. In that Offering Statement our business was described to be the production of low-budget films for theatrical, cable and video release. As a practical matter, we are required to register our common stock pursuant to 12(g) of the 1934 Act, and to pursue continued acceptance for quotation on the OTCBB. There are no lock-up or shareholder pooling agreements between or among our shareholders. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

     FOUNDERS SHARES: On April 9, 1998 5,000,000 shares of common stock were issued to each of the Registrant's two founders (recorded at predecessor cost of $-0-).

     FURTHER ISSUANCES: On September 30, 1998, 1,500,000 shares of common stock were issued, and on April 20, 1999, 3,310,000 shares of common stock were issued, both at $0.10 per share for a total of $481,000 pursuant to an exemption from registration in an offering made in reliance upon the exemption provided by Regulation A of the Securities Act of 1933 to a total of 41 accredited investors. The total shares placed pursuant to Reg A, at $0.10 per share was 4,810,000. Please see Item 5(d), Sales of Unregistered Common Stock for more invormation.

      (2) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B) BUSINESS OF THE ISSUER. Pursuant to our original business plan, we produced one full-length movie entitled "The Blood Game" intended for adult video and cable release. Its subject matter is adventure, and it contains nudity and violence. It was completed in November of 1999. The movie was produced for a cost of $168,430. We have as yet been unsuccessful in our efforts to sell or distribute this movie. While we have not abandoned our intention to market our production, there are no assurances that we will be able to sell or distribute this movie. If we are unsuccessful in these efforts, or if there is only limited distribution of the movie, then all or a part of the investment in production cost may be lost. For accounting purposes the capitalized costs for this movie were written off as an impairment loss during the year ended September 30, 1999. We do not presently enjoy sufficient funds to attempt another production. We are evaluating the feasibility of seeking new funding for that purpose.

     BLOOD GAME. The subject of the movie is an erotic action thriller based upon a man's struggle to rescue a woman from a gang of weekend warriors and winds up having to rescue himself. The movie was completed in November 1999. The distribution efforts began in late December 1999 when over sixty preview copies were sent to distributors accepting this type of genre. The distribution consisted of media packets containing copies of the film and trailer, a one sheet on the movie and stars, and a personalized letter to the individual distributors. The media packets were received on or around January 10, 2000. There were two responses that proposed purchasing and/or distributing options, Troma Films and Victory Multimedia. These negotiations are currently in progress, however, they have been slow and unassuring of a profitable distribution and/ or purchase agreement.

     As a practical matter, the marketing of Blood Game may require and indefinite period. Tastes, trends and interests of distributors change over time. Should preset discussions fail to result in marketing the project, we would continue to promote its availability, periodically.

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

     INFOMERCIALS. Meanwhile, an opportunity to produce and finance direct response television programs arose. An emerging "Direct Response" company, Reliant Interactive Media Corp. ("Reliant") approached the Registrant to finance and co-produce direct-response television and electronic retailing programs. Reliant is a full reporting public company trading under the symbol "RIMC" on the OTCBB. After extensive due diligence, we concluded that the potential for profit and growth in this new opportunity is attractive. We have accordingly expanded the scope of our business to include and emphasize direct-response retailing production. We invested with Reliant for financing and co-producing three (3) direct-response television programs. In the Agreement between Reliant and Registrant, dated March 24, 1999, we provided $250,000 to Reliant for production of three infomercials. In consideration of this financing, we received 250,000 shares of common stock of Reliant and royalties equal to 2% of the adjusted gross revenues defined as sales less returns, shipping and handling charges, received by Reliant up to a maximum of $625,000. Thereafter, the royalty will be reduced to 1%. The first of the three projects did not test well and was abandoned. The second was aired but was not well received by the purchasing public. The remaining project tested more favorably and is airing currently. The three infomercial products were Cactus Jack's Laundry Vitamins, Daniel Rogers Laboratories, Inc.'s Natural Hair Product, and Worldwide Sports Nutrition's Pure Protein Bar. Two were unsuccessful. The third project is producing revenues to Reliant. We expect to accrue revenues from this investment in early 2001. Our active participation in Reliant's Infomercials was limited to financing, some artistic and technical consulting, and some production assistance for the "Natural Hair project.

     We are presently engaged in discussion with Reliant for further investment and/or co-production opportunities. No agreement had been reached as of the December 31, 2000.

     LOANS TO RELIANT. In a separate transaction we made a loan of $300,000 to Reliant. The note included interest at 10% per annum. As of December 31, 1999, principal and accrued interest owing to us stood at $116,906. As additional consideration for this loan and forbearance as to prompt repayment, Reliant issued us an additional 5,000 shares of its common stock.

      We continue to correspond with Reliant with a view to participation in future projects as may become attractive for our investment. Accordingly, the status of our relationship with Reliant is as follows: (1) we are a shareholder of Reliant (we own 4% of the common stock of Reliant); (2) we have a loan partially unpaid owing to us from Reliant; (3) we expect to be receiving royalty payments in 2001 from the third project covered by our investment in 2001; (4) Reliant is not a shareholder of our corporation.

 (C) QUOTABILITY CONTINGENCY. We are not in a position to engage in new capital formation until our common stock may become qualified for quotation on the OTC Bulletin Board or the NQB Pink Sheets. Management has determined that it must so qualify itself by this 1934 Act Registration of its common stock, as a class, pursuant to 12(g) of the Securities Act of 1934. There are no present plans to abandon our current business or pursue any search or evaluation of a business combination.

 (D) CONSULTANTS. We have only a single consultant, namely Intrepid International Ltd., a Nevada Corporation. Our three Officers and Directors are affiliates of Intrepid. Information about Intrepid is found in Item 12 of Part
III. Information about our Officers and Directors is found in Items 4 and 5 of this Part I. Intrepid is a corporate service provider. It provides us with management services, by which its affiliates serve as our management and various corporate services including coordination of our auditing. Its counsel provides us with services as our special securities counsel for the preparation of this filing, and other securities related matters. Intrepid bills us monthly for its management and other services, on a time-fee basis. Intrepid is also a shareholder of our common stock. In the event we should pursue a reverse acquisition at some future time, Intrepid, and its affiliates would not receive any compensation in connection with such an acquisition, other than its normal time-fees for services performed. Our Agreement with Intrepid is public information provided as Exhibit 10.1. to our Form 10-SB-A3 and Form 10-SB-A4 Registration Statement. It is not incorporated by reference herein, but is identified and referred to only.

     No other consultants are presently engaged nor are there any plans to retain any consultants currently or for the foreseeable future. It is, of course, conceivable that should a target business be acquired, one or more consultants may be sought out by the management of the acquired entity, following a change of control. As of this time, there is no basis upon which Management could base anything more than mere speculation as to what manner of consultant, what criteria for seeking or selecting consultants, or what term of service any such consultant might require; for the reason that all such consideration would be matters before the Management of the Registrant only if the reverse acquisition contingency might arise, and after a change of control which would result from a reverse acquisition.

     LOAN FINANCING NOT ANTICIPATED. There are no foreseeable circumstances under which loan financing will be sought or needed during Registrant's present development stage. This statement should not be deemed to preclude additional investment or funding by our existing shareholders.

     DEPENDENCE ON MANAGEMENT. This Company is required to rely on Management's skill, experience and judgment, both in regard to extreme selectivity and in any final decision to pursue any particular business venture, as well as the form of any business combination, should agreement be reached at some uncertain time to acquire or combine. Please see Item 6 of Part II, Managements Discussion and Analysis or Plan of Operation, and also Item 12 of Part III, Certain
Relationships and Related Transactions for additional information and disclosure.

     COMPETITIVE BUSINESS CONDITIONS. Other better capitalized firms are engaged in the business of low-cost, direct-TV production. Competition is intense and favors established larger producers with established distribution relationships. We are at a significant competitive disadvantage in our industry, and can compete only by producing a superior and attractive product. There can be no assurance that we would prove competitively attractive to the kinds of transactions we seek. Please See the Item 6 of part II, Management Discussion and Analysis, for more information and disclosure.

 (E) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have three officers who devote an insubstantial amount of time to our affairs who serve without compensation. They are officers and affiliates of our principal shareholder.

 (F) YEAR 2000/2001 COMPLIANCE. We have encountered no year 2000 or 2001 compliance issues or problems.

 (G) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

 (H) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

 (I)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

 (J) REVERSE ACQUISITION CONTINGENCY. We have not abandoned our business plan to achieve profitable distribution of Blood Game, nor our interest in further participation in direct media advertising. We recognize, however, the contingency that our present business activities may fail to achieve the profitability for our shareholders to which we are committed. Accordingly, a mature and sober analysis of our present business and assets requires us to recognize the possibility of such failure, and the contingency that we would be required, in such a case, to pursue the acquisition of other profitable businesses or assets, by some form of business combination. The most likely form of such a combination would be by a reverse acquisition transaction. Accordingly, the following additional disclosure is presented as to the nature of such a contingency.

     In the event that we determine to pursue a Reverse Acquisition transaction, we would most likely proceed as follows. We would most likely spin-off our assets to our shareholders, that is create a new wholly-owned subsidiary, place our existing assets into that subsidiary and then distribute the ownership of that subsidiary to our existing shareholders in proportion to their then existing share ownership. We would likely issue a news release indicating our interest in reverse acquisition target candidates. We would not travel or engage in extensive or expensive advertising, but would wait for responses and proposals to others. We would engage in no capital formation activities in connection with such a transaction. While it is forseeable that a Target acquisition program may involve fund raising, such fund raising would not be conducted by our present management, but rather would concern the acquisition target and its management.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no significant property of our own, other than the "Blood Game". Our office services are provided by our principal consultant and are included in its billings as a part of our cost of doing business. All equipment involved or which may be involved in future productions will be rented for the days actually needed. We have an insubstantial inventory of copies of Blood Game. Copies can be produced economically if required.

                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, against the Company, as of the preparation of this Report.


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Issuer is not quoted on any trading exchange. To the best of the Registrant's knowledge and belief, there has been no market activity, buying or selling, of our common stock, or trading in any security of ours at any time.

 (B) HOLDERS. There are presently approximately 42 shareholders of the common stock of this Registrant.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK. The following disclosure includes all sales of common stock from inception to date.


------------------------------
Issuance:
Reference Number.  Original
Exemptions. . . .  Issuances
------------------------------
1-  4(2). . . . .  10,000,000
2- Reg. A . . . .   1,500,000
3- Reg. A . . . .   3,310,000
Totals. . . . . .  14,810,000
------------------------------


     On April 9, 1998, we made our initial issuance of 10,000,000 shares of common stock, and recorded at predecessor cost of $-0-, pursuant to Section 4(2) of the Securities Act of 1933. The prices was $0.001 per share. The shares were issued 5,000,000 each to each of our two founders: Intrepid International S.A. and Giovanni Trivella. Both of our founders were known to us to be accredited investor/founders, and both were afforded and had full access to our corporate condition and affairs, of the kind of information which registration would have disclosed, at their time of their investment and founding of our corporation.

     During the period from September 30, 1998 to April 22, 1999 we sold 481,000 shares of our common stock, pursuant to Regulation A, promulgated by the Commission under authority of Section 3(b) of the Securities Act of 1933. There were 41 subscribers. The price was $0.10 per shares. The purchasers were each individually determined by us to be accredited investors, based upon their experience in investments of this speculative nature, and by their respective incomes and net worth.

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We are considering another more mainstream production. To do this we need not less than $250,000 nor more than $500,000. We are interested in further investment or co-production with Reliant. Based upon past experience, in which we invested $250,000 in three projects, we would anticipate requiring a similar sum to proceed with another group of infomercial projects. It is Management's view that these two programs should be funded separately.

     We would expect to make a registered (no underwriting) offering of $500,000 for the purpose of funding another movie. We would expect to conduct a private limited offering among accredited investors with pre-existing relationships of $250,000 for the purpose of investing further in infomercial projects. Our best guess is that these funding programs will be opened during the next twelve months.

     Neither of these concepts have addressed the continuing need for working capital, and deficit reduction. Management is inclined to seek an additional
$100,000 in funding, for this purpose. These requirements will be phased and allocated appropriately in such offerings as previously described. It is highly forseeable that existing shareholders, or some of them, will invest further to cover current losses, and limit the dilutive effects of such past losses on new investors.

     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing (if any) could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1)  BALANCE  SHEET  SEPTEMBER  30,  2000.

--------------------------------------------------------------------------------------
Cash and Equivalents. . . . . . . . .       495   Notes Payable (Note 6)      146,183
--------------------------------------------------------------------------------------
Current Assets. . . . . . . . . . . .       495   Total Liabilities           146,183
--------------------------------------------------------------------------------------
Note receivable (Note 4). . . . . . .   127,030   Common Stock                 14,810
--------------------------------------------------------------------------------------
Investment Securities (Note 4). . . .   143,437   Paid-in Capital             483,398
--------------------------------------------------------------------------------------
                                                  Notes Receivables
Other Assets. . . . . . . . . . . . .   270,467   (Related Party) (Note 5)    (46,300)
--------------------------------------------------------------------------------------
                                                  Other Comprehensive Loss
                                                  (Note 4)                   (111,563)
--------------------------------------------------------------------------------------
                                                  Accumulated Deficit . . . .(215,566)
--------------------------------------------------------------------------------------
                                                  Total Equity. . . . . . . . 124,779
--------------------------------------------------------------------------------------
 Total Assets . . . . . . . . . . . .   270,962   Total Liabilities/Equity    270,962
--------------------------------------------------------------------------------------

     Note 4 of our financial statements discusses our $250,000 funding agreement with Reliant of March 24, 1999, included the issuance of 250,000 shares of common stock of Reliant (see Note 3) and our acquisition of an additional 5,000 shares on May 25, 1999, in connection with the $200,000 loan. As of September
30, 2000, the outstanding principal balance of the loan was $100,000 plus $27,030 in accrued interest. This loan has been reclassified as a non-current asset.

     Note 4 of our financial statements also discusses the charge against capital for the decrease in the trading value of our Reliant shares, from $255,000 originally recorded to $143,437.

     Note 5 of our financial statements discloses that, as of September 30, 2000, we had $46,300 in notes receivable from related parties, all unsecured, and non-interest bearing, recorded as a charge on capital until paid.

     Note 6 of our financial statements discusses our payables to related parties. As of September 30, 2000 we had $146,183 in such notes. Of these loans $56,183 is payable to Intrepid our affiliate consultant.

     Note 2 of our financial statements provides the cautionary disclosure that we do not have significant cash or other material assest, nor do we have an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. It is our intent to produce revenues from the sales of "B genre" movies. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.


      (2)  PROFIT  AND  LOSS.

                                                        Inception
                                                         April 9,
                                                           1998
                                                            To
Operations . . . . .             . .  September 30       Sept 30,
                                   2000        1999        2000
----------------------------------------------------------------
Revenues:. . . . . . . .  $           0   $       0   $       0
General & Administrative        (20,395)    (45,966)    (66,361)
 Net Loss Operations . .        (20,395)    (45,966)    (66,361)
Impairment Loss. . . . .       (168,430)   (168,430)
Interest Expense . . . .        (12,580)     (4,628)    (17,208)
Interest Income. . . . .         11,548      24,885      36,433
 Net Other . . . . . . .         (1,032)   (148,173)   (149,205)
Income/(Loss
================================================================
Net Loss . . . . . . . .        (21,427)   (194,139)   (215,566)


     We have recorded no revenues to date. We expect to record revenues from Reliant in 2001. Our operating expenses for the past two years have included substantial non-recurring legal and professional expenses in connection with our 1934 Act Registration of our common stock. Together with auditing expense, these costs reflect most of year 2000 expenses, and a large portion of year 1999 expenses. We would expect that $20,000 would be a minimal budget for continuing audit and reporting in 2001.

     Effective, September 30, 1999, our investment in the Blood Game was written off as an impairment loss. While we continue to treat the Blood Game project as one yet in progress, we accept that better accounting practices favors this charge, to reflect the substantial doubt as to whether and when it may, if ever, become a revenue producing item. Please see Note 1g of our financial statements:

     "The Company capitalized the costs incurred in connection with production of the movie 'The Blood Game'. The Company evaluates the recoverability of the capitalized costs whenever events arise that may effect recoverability, but at least annually. On September 30, 1999, the Company allowed for the movie costs in full due to its inability to find a buyer for the movie."


                                                        Inception
                                                         April 9,
                                                           1998
                                                            To
Comprehensive (loss). . .           .  September 30      Sept 30,
                                     2000        1999      2000
------------------------------------------------------------------
Holding Loss on Securities.      (111,563)         0     (111,563)
Available for Sale



          We are not in the business of buying and selling securities. Our investment in common shares of Reliant were recorded at $1.00 per share when acquired. As of September 30, 2000, the fair market value of these shares was $0.5625 per share. Accordingly, this unrealized decline in the value of the investment is disclosed; however, it is not included in the following per share loss calculations. Please see Note 4 of our financial statements. Please note the item "Investment in available for sale securities" in our Balance Sheet, under Assets, Other Assets, of $143,437. That is the present value of the common shares as so reduced.


                                                      Inception
                                                       April 9,
                                                         1998
                                                          To
 Operations                         September 30       Sept 30,
                                 2000         1999       2000
--------------------------------------------------------------
Net Loss Operations . .       (20,395)     (45,966)   (66,361)
Net Other Income/(Loss)        (1,032)    (148,173)  (149,205)
 Net Loss . . . . . . .       (21,427)    (194,139)  (215,566)
--------------------------------------------------------------
Loss per share. . . . .         (0.00)       (0.01)
Weighted Average. . . .    14,810,000   14,393,116
Shares Outstanding


     As previously indicated, current losses reflect corporate maintenance, legal and accounting, and public reporting.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Our Board of Directors, serving as its own Audit Committee, has made the required reviews as imposed upon the Audit Committee by the Securities and Exchange Commission rules and regulations. The attached financial statements have been approved for content and accuracy as discussed in the following Audit Committee report.

--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FK-00     Audited  Financial  Statements for the years ended September 30, 2000,
          1999, and from inception April 9, 1998.                             13
--------------------------------------------------------------------------------

Oasis  Entertainment's  Fourth  Movie  Project,  Inc.
24843  Del  Prado,  Suite  326
Dana  Point,  California  92629
Form  Type:  10-KSB
Filing  Date:  January  12,  2001


AUDIT  COMMITTEE  REPORT


The Audit Committee of Oasis Entertainment's 4th Movie Project ("Oasis") is composed of the Corporation's Board of Directors. The members of the Committee are Kirt W. James, J. Dan Sifford, and Karl E. Rodriguez. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with the generally accepted auditing standards and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation's financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61.

The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firms independence.

Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1999 filed with the Securities and Exchange Commission.


/s/Kirt W. James     /s/J. Dan Sifford       /s/Karl E. Rodriguez
   Kirt W. James        J.  Dan  Sifford        Karl  E.  Rodriguez

                          OASIS ENTERTAINMENT'S FOURTH
                               MOVIE PROJECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                 C O N T E N T S


Independent  Auditors'  Report                        15

Balance  Sheet                                        16

Statements  of  Operations                            17

Statements  of  Stockholders'  Equity                 18

Statements  of  Cash  Flows                           19

Notes  to  the  Financial  Statements                 20

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
Oasis  Entertainment's  Fourth  Movie  Project,  Inc.
(A  Development  Stage  Company)
Dana  Point,  California


We have audited the accompanying balance sheet of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2000 and 1999, and from inception on April 9, 1998 through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) as of September 30, 2000 and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 and from inception on April 9, 1998 through September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and no operating revenues which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ  &  Associates,  LLC
HJ  &  Associates,  LLC
Salt  Lake  City,  Utah
December  19,  2000

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                             September  30,
                                                                  2000
                                                             --------------
CURRENT  ASSETS
Cash  and  cash  equivalents                                 $          495
                                                             --------------
          Total  Current  Assets                                        495
                                                             --------------
OTHER  ASSETS

Movie  production  costs,  net  (Note  1)                                 0
Note  receivable  (Note  4)                                         127,030
Investments  in  available-for-sale  securities  (Note  4)          143,437
                                                             --------------
          Total  Long-Term  Assets                                  270,467
                                                             --------------
          TOTAL  ASSETS                                      $      270,962
                                                             ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES

Notes  payable  -  related  parties  (Note  6)               $      146,183
                                                             --------------
          Total  Current  Liabilities                               146,183
                                                             --------------
STOCKHOLDERS'  EQUITY

Common  stock;  100,000,000  shares  authorized  of  $0.001
par  value,  14,810,000  shares  issued  and  outstanding            14,810
Additional  paid-in  capital          483,398
Notes  receivable  -  related  parties  (Note  5)                  (46,300)
Accumulated  other  comprehensive  income  (loss)                 (111,563)
Deficit  accumulated  during  the development stage               (215,566)
                                                             --------------
          Total  Stockholders'  Equity                              124,779
                                                             --------------

          TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY     $      270,962
                                                             ==============

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                         From
                                                                    Inception on
                                        For the Years Ended           April  9,
                                    September 30,September 30,      1998 Through
                                        2000           1999              2000
--------------------------------------------------------------------------------

REVENUES                             $        0      $        0     $         0
                                     ----------      ----------     ------------
EXPENSES
General  and  administrative             20,395          45,966          66,361
                                     ----------      ----------     ------------
          Total  Expenses                20,395          45,966          66,361
                                     ----------      ----------     ------------

NET  LOSS  BEFORE  OTHER  INCOME
 (EXPENSE)                              (20,395)        (45,966)        (66,361)
                                     ----------      ----------     ------------
OTHER  INCOME  (EXPENSE)
Impairment  loss  (Note  1)                   0        (168,430)       (168,430)
     Interest  expense                  (12,580)         (4,628)        (17,208)
     Interest  income                    11,548          24,885          36,433
                                     ----------      ----------     ------------
     Total  Other  Income (Expense)      (1,032)       (148,173)       (149,203)

NET  LOSS                               (21,427)       (194,139)       (215,566)
                                     ----------      ----------     ------------
OTHER  COMPREHENSIVE  INCOME  (LOSS)
Holding loss on securities available-
for-sale                               (111,563)              0        (111,563)
                                     ----------      ----------     ------------
     Total Other Comprehensive Income
    (Loss)                             (111,563)              0        (111,563)
                                     ----------      ----------     ------------
NET COMPREHENSIVE (LOSS)             $ (132,990)     $ (194,139)    $  (327,129)
                                     ==========      ==========     ============

BASIC  LOSS  PER  SHARE              $    (0.00)     $    (0.01)

WEIGHTED  AVERAGE  NUMBER
 OF  SHARES  OUTSTANDING             14,810,000      14,393,116

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                      Accumulated      Deficit
                                                                                         Other       Accumulated
                                                        Additional         Stock     Comprehensive    During the
                                  Common  Stock           Paid-In       Subscription     Income      Development
                             Shares         Amount       Capital         Receivable      (Loss)         Stage
-------------------------------------------------------------------------------------------------------------
Balance  at  inception  on
 April  9,  1998                   0      $      0      $        0      $        0     $        0     $        0
                           ---------      --------      ----------      ----------     ----------     ----------
Common  stock  issued  to
 founders  recorded  at
 predecessor cost of $0.00
                          10,000,000        10,000         (10,000)              0              0              0

Common  stock  issued  for
cash at $0.10 per share    1,500,000         1,500         148,500        (150,000)             0              0

Net  loss  from  inception  on
 April  9,  1998  through
 September  30,  1998              0             0               0               0              0              0
                           ---------      --------      ----------      ----------     ----------     ----------

Balance, September 30, 1998
                          11,500,000        11,500         138,500        (150,000)             0              0

Receipt of stock subscription      0             0               0         150,000              0              0

Common  stock  issued  for  cash
at $0.10 per share         3,310,000         3,310         327,690               0              0              0

Accrued  interest  on  notes  to
 related  parties  recorded  as
 contributed  capital              0             0           4,628               0              0              0

Net  loss  for  the  year  ended
 September  30,  1999              0             0               0               0              0       (194,139)
                           ---------      --------      ----------      ----------     ----------     ----------
Balance,  September  30,  1999
                          14,810,000        14,810         470,818               0              0       (194,139)

Holding  loss  on  securities
 available-for-sale                0             0               0               0       (111,563)             0

Accrued  interest  on  notes  to
 related  parties  recorded  as
 contributed  capital              0             0          12,580               0              0              0

Net  loss  for  the  year  ended
 September  30,  2000              0             0               0               0              0        (21,427)
                           ---------      --------      ----------      ----------     ----------     ----------
Balance, September 30, 2000
                          14,810,000      $ 14,810      $  483,398      $        0     $ (111,563)    $ (215,566)
                          ==========      ========      ==========      ==========     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)


                            Statements of Cash Flows

                                                       From
                                                       Inception  on
                                                       April  9,
                                        For  the  Years  Ended    1998  Through
                                        September  30,     September  30,
                                             2000            1999           2000

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

     Net  loss                       $     (21,427)  $   (194,139)   $ (215,566)

Changes in assets and liabilities:
(Increase) in interest receivable          (11,548)       (15,482)      (27,030)
Increase (decrease) in accounts payable     (2,644)         2,644             0
                                     --------------  -------------   -----------
Net Cash (Used) by Operating Activities    (35,619)      (206,977)     (242,596)
                                     --------------  -------------   -----------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Cash  paid  for  investments                     0       (255,000)     (255,000)
                                     --------------  -------------   -----------
Net  Cash (Used) by Investing Activities         0       (255,000)     (255,000)
                                     --------------  -------------   -----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds paid on notes
receivable-related parties                       0       (246,300)     (246,300)
Principal received on notes receivable-related
parties                                          0        100,000       100,000
Proceeds received on notes
payable-related party                       20,383        125,800       146,183
     Common  stock  issued for cash              0        481,000       481,000
     Contributed  capital                   12,580          4,628        17,208
                                     --------------  -------------   -----------
Net Cash Provided by
Financing Activities                        32,963        465,128       498,091
                                     --------------  -------------   -----------
NET  INCREASE  (DECREASE)  IN  CASH         (2,656)         3,151           495

CASH  AT  BEGINNING  OF  PERIOD              3,151              0             0
                                     --------------  -------------   -----------
CASH  AT  END  OF  PERIOD            $         495   $      3,151    $      495
                                     ==============  =============   ===========
SUPPLEMENTAL  CASH  FLOW  INFORMATION

CASH  PAID  FOR:
     Interest                        $           0   $          0    $        0
     Income  taxes                   $           0   $          0    $        0

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000

NOTE  1-ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

     d.  Basic  Loss  Per  Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                           September  30,
                                                          2000         1999
                                                      -----------------------
     Numerator-loss                             $  (21,427)      $  (194,139)
     Denominator-weighted average number of
     shares outstanding                         14,810,000        14,393,116
                                                -----------------------------
     Loss  per  share                           $    (0.00)      $     (0.01)
                                                =============================

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE  1-ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
        (Continued)

     e.  Provision  for  Taxes

The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                                   For  the  Years  ended
                                                        September  30,
                                                  2000                1999
     Income  tax benefit at statutory rate     $      3,200     $     21,000
     Change  in  valuation  allowance                (3,200)         (21,000)
                                               ------------------------------
                                               $          0     $          0
                                               ==============================

     Deferred tax assets (liabilities) at September 30, 2000 are comprised of the following:

     Net  operating  loss  carryforward                         $    215,566
     Depreciation                                                          0
                                                                ------------
     Valuation  allowance                                           (215,566)
                                                                $          0
                                                                =============

At September 30, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $215,000, which will expire in 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

     f.  Additional  Accounting  Policies

Additional accounting policies will be established once planned principal operations commence.

     g.  Movie  Production  Costs

The Company capitalized the costs incurred in connection with producing the movie "The Blood Game". The Company evaluates the recoverability of the capitalized costs whenever events arise that may effect recoverability, but at least annually. On September 30, 1999, the Company allowed for the movie costs in full due to its inability to find a buyer for the movie.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (Continued)

     g.  Movie  Production  Costs  (Continued)

     The  movie production costs and related allowance breakdown are as follows:

                                                       September  30,
                                                            2000
     Movie  production  costs                          $     168,430
     Less:  allowance  for  unsecurable  costs              (168,430)
                                                       --------------
     Net  Movie  Production  Costs                     $           0
                                                       ==============

     h.  Estimates

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

     i.  Investments  in  Available-for-Sale  Securities

The Company has a limited portfolio of investments in marketable equity securities. Management determines the appropriate classification of all securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

Available-for-sale securities consist of marketable securities not classified as either trading or held-to-maturity. Available-for-sale securities are stated at fair market value, and all unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity under the subheading "Accumulated other comprehensive income (loss)."

NOTE  2  -     GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to produce and earn revenues from the sale of "B genre" movies. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE  3  -  ROYALTY  AGREEMENT  -  RELATED  PARTY

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation ("Reliant"), a company in which the Company holds shares as an investment, under which the Company committed to provide funding for three "infomercials" Reliant was to produce. Under the terms of this agreement, the Company provided a total of $250,000 for this purpose. As consideration for this funding, Reliant was to issue 250,000 restricted, post-split shares of its common stock to the Company (see Note 4). Also, Reliant agreed to pay the Company a royalty equal to two percent of the adjusted gross revenues created by the infomercials until the Company had received $625,000. The royalty would be reduced to one percent of the revenues thereafter.

As of September 30, 2000, Reliant had produced the three infomercials. The first two were unprofitable, and have produced no royalties for the Company. The third project is producing revenues for Reliant. The Company expects to accrue revenues from this investment in early 2001.

NOTE  4  -     INVESTMENT  AND  NOTE  RECEIVABLE

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation ("Reliant") under which the Company provided funding of $250,000 to Reliant (see Note 3). As consideration for this funding, Reliant contracted to issue 250,000 restricted, post-split shares of its common stock to the Company upon completion of the funding. The investment was originally recorded at its cost of $250,000.

On May 25, 1999, the Company agreed to lend another $200,000 to Reliant. This loan accrues interest at 10% per annum and was due on September 1, 1999. As part of the consideration for this loan, Reliant agreed to issue 5,000 shares of its restricted common stock to the Company. The 5,000 shares were originally recorded at a cost of $1.00 per share, based on the determination of the previous agreement. As of September 30, 2000, the outstanding principal balance of this loan was $100,000, plus $27,030 in accrued interest. The Company's management is currently pursuing the collection of this note, and expects to collect the remaining balance in full during the coming year. To be conservative, however, the receivable has been recorded as a non-current asset until it is collected.

The 255,000 shares of Reliant owned by the Company at September 30, 2000 represent approximately 4% of Reliant's outstanding common shares at that date.

Management has determined to classify the shares as "available-for-sale" as they are restrictive shares. Consequently, the shares are stated at market value. At September 30, 2000, the fair market value of the shares was $0.5625 per share, making the total value of the 255,000 shares $143,437.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000

NOTE  5  -  NOTES  RECEIVABLE  -  RELATED  PARTIES

As of September 30, 2000, the Company had a total of $46,300 in notes receivable from related parties. All of the notes are unsecured. Each of the notes is non-interest bearing and has no specific payback terms. Because the loans were to significant shareholders, they have been accounted for as a reduction of stockholders' equity until repaid.

NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTIES

As of September 30, 2000, the Company had a total of $146,183 in notes payable to related parties. All of the notes are non-interest bearing, and have no specific payback terms. All the notes are unsecured. A 10% interest rate has been imputed for these loans, which has been recorded as contributed capital in the financial statements.

Of these notes, $56,183 is payable to Intrepid International, Ltd. ("Intrepid"). Intrepid is a significant shareholder with whom the Company shares office space, office equipment, and certain officers and directors. Intrepid loaned the Company $35,800 and $20,383 during the years ending September 30, 1999 and 2000, respectively, as operating capital. As of September 30, 2000, the Company had not yet made any payments on the note, and Intrepid had made no demands for payment.

NOTE  7  -     COMMON  STOCK  TRANSACTIONS

In 1998, the Company issued 1,500,000 shares of its common stock under a stock subscription at $0.10 per share. The stock subscription was collected in 1999 for $150,000 in cash. In 1999, the Company also issued an additional 3,310,000 shares of its common stock for cash at $0.10 per share for proceeds of $331,000.

NOTE  8-OTHER  RELATED  PARTY  TRANSACTIONS

Common  Officer

Mr. Karl Rodriquez serves as general counsel and corporate secretary for both the Company and Reliant.

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following persons are the Officers/Directors of Registrant, having served from inception of our corporation, to continue to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

--------------------------------------------------------------------------------
 Executive Officers DIRECTOR'S NAME          AGE                OFFICE/POSITION
--------------------------------------------------------------------------------
Kirt W. James . . . . . . . . . .            42               President/Director
24843 Del Prado, Suite 318
Dana Point CA 92629
--------------------------------------------------------------------------------
J. Dan Sifford. . . . . . . . . . .          63               Treasurer/Director
62 Bay Heights Drive
Miami FL 33133
--------------------------------------------------------------------------------
Karl E. Rodriguez . . . . . . . . .          52             General Counsel/
24843 Del Prado, Suite 313. . . . .                         Corporate Secretary/
Dana Point CA 92629 . . . . . . . .                         Director
--------------------------------------------------------------------------------


     Kirt W. James, President and Director, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc.; and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a Public Company. In 1990 he formed and become President of HJS Financial Services, Inc., and is responsible for day to day business of the firm and consults Client's business and product development. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage.

     Currently, Mr. James is an Officer/Director of Oasis Entertainment Corporation (a private corporation currently involved in the promotion of entertainment projects. Mr. James is a principal officer and entrepreneur with respect to this corporation. This corporation never made any offerings or received any investors money. Its shares have never traded publicly or privately); EditWorks, Ltd. (incorporated in the State of Nevada on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses. It is an active operating company. This company trades actively on the OTCBB;) North American Security & Fire (an operating company, in the business of fire prevention, and the installation of alarm and security systems. This company is not currently quoted on the OTCBB or NQB Pink sheets, and its shares are not trading;) DP Charters, Inc. (a business venture incorporated in Nevada on December 18, 1997 with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. The Issuer later expanded its business plan to include the organization of scuba dive tours at various world locations. It is now investigating the possibility of new capital formation, following its 1934 Act Registration. During the past five years, Mr. James has served as an interim officer or director of the following public, or semi-public companies. Earth Industries, Inc.; HomeTeach.com; NSJ Mortgage Capital Corporation, Inc.; Market Formulation & Research; PNG Ventures, Inc. (Paper Computer.com, Inc.); and Last Company Clothing, Inc.

     J. Dan Sifford, Jr., Treasurer, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been its president continuously during each of the past five years.

     Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies: Air Epicurean, Inc., All American Aircraft, Earth Industries, DP Charters, Inc., Ecklan Corporation, EditWorks, Ltd., Market., Market Formulation & Research, Inc., NetAir.com, Inc., NSJ Mortgage Capital Corporation, Inc., North American Security & Fire, Oasis 4th Movie Project, Professional Recovery Systems, Inc., Richmond Services, Inc., Telecommunications Technologies, Ltd., and World Staffing II, Inc.

     Of these last mentioned companies, he is currently serving in this Registrant, in DP Charters, in Ecklan Corporation, and in NetAir.com, Inc.

     Karl E. Rodriguez, Corporate Secretary, General Counsel and Director, received his Juris Doctor degree in 1972 from Louisiana State University Law School. He has practiced business and corporate law since 1972, emphasizing securities and entertainment matters, and has been self-employed in that capacity for the past five years. He has served as a director of Oasis
Entertainment's Fourth Movie Project, Inc., since April 1998. He is also a Director, Corporate Secretary, and General Counsel for Reliant Interactive Media Corp. During his law practice he has also been involved in a variety of dynamic business experiences. From 1975 to 1982, he was active in real estate development in the Baton Rouge, Louisiana area. From 1980 until 1985, he specialized in the sale of businesses and franchises as the owner and operator of VR Business Brokers. In 1986, he became the Project Manager for Bluffs Limited Partnership, where he structured the development of an Arnold Palmer Design Golf Course and in 1992, Mr. Rodriguez was the Managing Director for MedAmerica, LLC., medicine clinics for children. From 1993 through 1998, he was the Director, Corporate Secretary and General Counsel for Telco Communications, Inc., which is a long distance reseller company. From 1992 until 1996, he was the President of Healthcare Financial and Management Services, Inc., providing billing services to three Louisiana hospitals. Mr. Rodriguez is also corporate Secretary and General Counsel to Reliant Interactive Media Corp. We have identified certain transactions between us and Reliant. We own 4% of Reliant's common stock and have investments in reliant as previously disclosed.

                        ITEM 10.  EXECUTIVE COMPENSATION.

     INTREPID INTERNATIONAL, LTD. The officers and directors of Intrepid International, Ltd. (Nevada) are comprised of two individuals; Kirt W. James, and J. Dan Sifford, Jr. They are both our principal officers and directors. Karl Rodriguez is our third director. He is of Counsel to Intrepid. Their biographies are found in Item 9, Part III. Our officers and directors are presently provided to us by Intrepid. They receive no direct compensation from us, but are understood to be compensated by Intrepid. Intrepid is compensated by us on time/hour/fee basis, pursuant to its billings for services actually rendered and costs actually incurred. We believe that the true cost of doing business is properly reflected by the inclusion of Intrepid billings in our expenses.

     The following table discloses Intrepid billings to Oasis 4th from August 7, 1998 through September 30, 2000:

-----------------------------------------------------------------
Fees. . .       Costs      Interest       Payments      Total Due
34,412.30     18,270.37    2,725.83      -6,087.15      49,321.35
-----------------------------------------------------------------

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. These following 5% or more shareholders are unrelated to Management or to its sole consultant. Neither management, nor any affiliate of management, or of the consultant to management, has any interest in any of the following shareholders, nor do any of the following shareholders possess any interest or affiliation with either management or its consultant, except as disclosed in the Notes which follow Tables (a) and (b).


5% Owners                           # Shares     % of Total
-----------------------------------------------------------
5% Owners
498534 Alberta, Inc. (1) . . . .   1,000,000        6.75
5127 Pineridge
Peachland BC Canada V0H 1Y0
-----------------------------------------------------------
Baycove Capital Corporation (2).   1,000,000        6.75
73 Front Street, 3rd Floor
Hamilton, Bermuda HM 12
-----------------------------------------------------------
Intrepid International S.A. (3).   5,000,000       33.76
PO Box 8807
Panama 5, Panama
-----------------------------------------------------------
Giovanni Trivella. . . . . . . .   5,000,000       33.76
Letzigraben 89
Zurich, Switzerland CH8040
-----------------------------------------------------------
Total 5% Owners. . . . . . . . .  12,000,000       81.03
-----------------------------------------------------------
Total Issued and Outstanding . .  14,810,000      100.00
-----------------------------------------------------------


(1) Mr. Rob Taylor is individual with dispositive control of the shares of 498534 Alberta, Inc.

(2) Ms. Rene Poole is individual with dispositive control of the shares of Baycove Capital Corporation.

(3) The 5,000,000 Intrepid International shares disclosed in Table (a) are attributed to our Officers and Directors, as shown in Table (b) because our officers are affiliates of Intrepid, and their services are provided to us by Intrepid. For information about Intrepid please see Item 7, Relationships and Transactions. Mr. James and Mr. Sifford are the persons with dispositive control of the shares of Intrepid International S.A.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. The share ownership disclosed in Table (b) is attributed ownership. Please see Notes following Table (b).


Ownership of Management . . . . . . . . .  Attributed        %
 Name and Address of. . . . . . . . . . .  Ownership
 Beneficial Owner
---------------------------------------------------------------
Kirt W. James  President/Director . . . .   5,000,000    33.76
24843 Del Prado Suite 318
Dana Point CA 92629
---------------------------------------------------------------
J. Dan Sifford Jr.  Treasurer . . . . . .   5,000,000    33.76
62 Bay Heights Drive
Miami, Florida 33133
---------------------------------------------------------------
Karl E. Rodriguez  Secretary. . . . . . .   5,000,000    33.76
24843 Del Prado Suite 318
Dana Point CA 92629
---------------------------------------------------------------
All Officers and Directors as a Group (3)   5,000,000     0.00
---------------------------------------------------------------
Total Shares Issued and Outstanding . . .  14,810,000   100.00
---------------------------------------------------------------


(3) The 5,000,000 Intrepid International shares disclosed in Table (a) are attributed to our Officers and Directors, as shown in Table (b) because our officers are affiliates of Intrepid, and their services are provided to us by Intrepid. For information about Intrepid please see Item 12, Part III, Relationships and Transactions. Mr. James and Mr. Sifford are the persons with dispositive control of the shares of Intrepid International S.A.

 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer. The Issuer is searching for a profitable business opportunity. The Issuer is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Issuer at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this issuer to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (A) INTREPID INTERNATIONAL. We have indicated that the services of our officers and directors have been provided by Intrepid International, Ltd., and that Intrepid is one of our principal shareholders and our sole consultant. There are two Intrepid entities, the Panama parent corporation and its wholly-owned United States operating subsidiary, incorporated in Nevada. Disclosure is now provided about the Intrepid entities.

     INTREPID INTERNATIONAL, S.A. The officers and directors of Intrepid International, S. A. (Panama) are comprised of three individuals; Laurencio Jaen O., Teodoro F. Franco L. and Leopoldo Kennion G. All three of these individuals are Panamanian citizens and each serves as an officer and a director of Intrepid International, S. A. (Panama).

     Laurencio Jaen O., an original incorporator who has served as President and Director of the Company since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Ja n was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     Teodoro F. Franco L., Secretary and a Director of the Company, has, for thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panam with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Company a wealth of international legal, commercial and diplomatic experience.

     Leopoldo Kennion G., Treasurer and a Director of the Company, is, and has for twenty years, been a Certified Public Accountant specializing in international accounting and is an associate in the law firm of Franco and Franco. Mr. Kennion practices maritime, aviation and commercial accounting serving the specialized needs of the transnational clients of Franco and Franco by providing an interface between them and their auditors.

J. Dan Sifford, Jr., is the United States Managing Director for Intrepid International, S.A. (Panama). He is fluent in the Spanish Language. His biographical information is found below.

INTREPID INTERNATIONAL, LTD. The officers and directors of Intrepid International, Ltd. (Nevada) are comprised of two individuals; Kirt W. James, and J. Dan Sifford, Jr. They are both our officers and directors, and their biographies are found in Item 9, Part III.

(B) RELIANT INTERACTIVE MEDIA. We have disclosed our relationship with Reliant, throughout this Report. Some additional and repetitive disclosure concerning that relationship is provided here as follows: We are an investor in Reliant Interactive Media, Inc. We own 4% of Reliant's common stock. Reliant is not a shareholder of our Corporation. In an Agreement between us and Reliant, dated

March 24, 1999, we provided $250,000 to Reliant for production of three infomercials. In consideration of this financing, we received 250,000 shares of common stock of Reliant and royalties equal to 2% of the adjusted gross revenues defined as sales less returns, shipping and handling charges, received by Reliant up to a maximum of $625,000. Thereafter, the royalty will be reduced to 1%. The first of the three infomercial products did not test well and was abandoned. The second was aired but was not well received by the purchasing public. The remaining project tested more favorably and is generating royalty revenues to us. It is airing currently. The three infomercial products were Cactus Jack's Laundry Vitamins, Daniel Rogers Laboratories, Inc.'s Natural Hair Product, and Worldwide Sports Nutrition's Pure Protein Bar.

     In a separate transaction, on May 25, 1999, we made a loan of $100,000 to Reliant. The note included interest at 10% per annum. In a separate transaction, on May 26, 1999, we made loans of $200,000 to Reliant. The note included 10% per annum and provided for the issuance of 5,000 shares as additional consideration for this loan and forbearance as to prompt repayment, Reliant duly issued us an additional 5,000 shares of its common stock. As of September 30, 2000, principal and accrued interest owing to us stood at approximately $127,030.

     These transactions are classified as "related party" transactions for the reason that our Counsel and Secretary, Karl Rodriguez, is also Counsel and Secretary to Reliant. Although Mr. Rodriguez is a director of both Reliant and our corporation, Oasis Entertainment's Fourth Movie Project, Inc., and although the transactions are deemed related-party transactions for that reason, Mr. Rodriguez has no financial interest in the Oasis funding arrangement and is not a shareholder of Oasis. He serves as its Secretary and General Counsel only to both corporations Counsel, and is not engaged in the management decisions of either corporation except in his professional capacity.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

--------------------------------------------------------------------------------
Exhibit                                                                  Page
Number      Table  Category  /  Description  of  Exhibit                Number
--------------------------------------------------------------------------------
                   [3]   ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
 3.1           ARTICLES OF INCORPORATION                                  32
 3.2           BY-LAWS                                                    34
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                              A NEVADA CORPORATION


Dated:  January  10,  2001

/s/Kirt W. James        /s/J. Dan Sifford        /s/Karl  E.  Rodriguez
   Kirt  W.  James         J.  Dan  Sifford         Karl  E.  Rodriguez
   President/Director      Secretary-Treasurer      General  Counsel
                          /Director                /Director

--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

   ARTICLES OF INCORPORATION: OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
--------------------------------------------------------------------------------

Filed  in  the  Office  of  the
Secretary  of  State  of  Nevada
April  9,  1998

                            ARTICLES OF INCORPORATION
                                       OF
                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.


     ARTICLE I. The name of the Corporation is OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd, #
10. Incline Village NV 89451,. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc., a Nevada Corporation.

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of One Hundred Million Shares (100,000,000) of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000.00. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The affairs of the corporation shall be governed by a Board of Directors consisting of one to ten persons. The Initial Director of the Corporation, whose name and address is J. Dan Sifford, Jr., 33481 Spinnaker, Dana Point, California 92629, to serve until the next regular meeting of shareholders or until their successors are elected.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.
     ARTICLE  IX. The name and address of the Incorporator of the corporation is
J.  Dan  Sifford,  Jr.,  33481  Spinnaker,  Dana  Point,  California  92629.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day, March 31, 1998.

                            /s/J. Dan Sifford Jr.
                               J. Dan Sifford Jr.
                                  Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                                     BY-LAWS
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                              A NEVADA CORPORATION


                                    ARTICLE X
                                CORPORATE OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. #10, Incline Village NV 89452. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.


                                   ARTICLE XI
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.
Notices  of  Meetings

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than twenty (20) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.


SECTION  5.  CLOSING  OF  TRANSFER  BOOKS  OR  FIXING  RECORD  DATE.

     For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20) days immediately preceding such meeting. In lieu of closing the stock transfer books, the directors may fix in advance a date as the record date for and such determination of stockholders, such date in any case to be not more than twenty (20) days and, in case of a meeting of stockholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

SECTION  6.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  7.  QUORUM.

     At any meeting of stockholders fifty-one (51) percent of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  8.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting.

SECTION  9.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  10.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  11.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  12.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.


                                   ARTICLE XII
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (9). Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefore.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.


                                  ARTICLE XIII
                                    OFFICERS


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.


SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.


                                   ARTICLE XIV
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.

                                   ARTICLE XV
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.


                                   ARTICLE XVI
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.


                                  ARTICLE XVII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                                  ARTICLE XVIII
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                   ARTICLE XIX
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted by a vote of the stockholders representing a majority of all the shares issued and outstanding, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.


                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  April  6,  1998.


                              /s/Karl E. Rodriguez
                                Karl E. Rodriguez
                                    Secretary