Form 10QSB
period 2000-12-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2001-02-08
CIK 1063262

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


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the First Quarter ended December 31, 2000

                       Commission File Number:  000-28881


                Oasis Entertainment's Fourth Movie Project, Inc.
             (Exact name of Registrant as specified in its charter)

Nevada                                                                76-0528600
(Jurisdiction  of  Incorporation)          (I.R.S.Employer  Identification  No.)

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

As of December 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 14,810,000.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. Attached as Exhibit QF1-01 hereto and incorporated herein by this reference are consolidated unaudited financial statements for the year ended September 30, 2000, and the three months ended December 31, 2000.


Balance Sheet: . . . . . . . . . . . .  December 31    September 30
Selected Information . . . . . . . . .          2000            2000
--------------------------------------  -------------  --------------
Cash and Equivalents . . . . . . . . .  $         90   $         495
--------------------------------------  -------------  --------------
Current Assets . . . . . . . . . . . .            90             495
Note Receivable. . . . . . . . . . . .       130,206         127,030
                                        -------------  --------------
Investments. . . . . . . . . . . . . .       143,437         143,437
Other Assets . . . . . . . . . . . . .       273,643         270,467
Total Assets . . . . . . . . . . . . .       273,733         270,962
                                        -------------  --------------
Notes Payable. . . . . . . . . . . . .       158,126         146,183
                                        =============  ==============
Total Liabilities. . . . . . . . . . .       158,126         146,183
Common Stock . . . . . . . . . . . . .        14,810          14,810
                                        -------------  --------------
Paid-in Capital. . . . . . . . . . . .       487,053         483,398
Notes Receivable-Related Party . . . .       (46,300)        (46,300)
Accumulated other Comprehensive (loss)      (111,563)       (111,563)
Accumulated (Deficit). . . . . . . . .      (228,393)       (215,566)
Total Equity . . . . . . . . . . . . .       115,607         124,779
Total Liabilities and Equity . . . . .       273,733         270,962
                                        =============================

  Our  Balance  Sheet  is  substantially  unchanged from the previous period.


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We are considering another late night cable movie production. To do this we would need not less than $250,000 no more than $500,000. We are interested in further investment or co-production with Reliant. Based upon past experience, in which we invested $250,000 in three projects, we would anticipate requiring a similar sum to proceed with another group of infomercial projects. It is Management's view that these two programs should be funded separately.

     We would expect to make a registered (no-underwriting) offering of $500,000 for the purpose of funding another movie. We would expect to conduct a private limited offering among accredited investors with pre-existing relationships of $250,000 for the purpose of investing further in infomercial projects. Our best guess is that these funding programs will be opened during the next twelve months.

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

BLOOD GAME. We produced one full-length movie entitled "The Blood Game" intended for adult video and cable release. Its subject matter is adventure, and it contains nudity and violence. It was completed in November of 1999. The movie was produced for a cost of $174,360. The subject of the movie is an erotic action thriller based upon a man's struggle to rescue a woman from a gang of weekend warriors and who winds up having to rescue himself. The movie was completed in November 1999. The distribution efforts began in late December 1999 when over sixty preview copies were sent to distributors accepting this type of genre. The distribution consisted of media packets containing copies of the film and trailer, a "one sheet" on the movie and stars, and a personalized letter to the individual distributors. The media packets were received on or around January 10, 2000. There were two responses that proposed purchasing and/or distributing options, Troma Films and Victory Multimedia. These negotiations are currently in progress, however, they have been slow and unassuring of a profitable distribution and/or purchase agreement. Effective, September 30, 1999, our investment in the Blood Game was written off as an impairment loss. While we continue to treat the Blood Game project as one yet in progress, we accept that better accounting practices favors this charge, to reflect the substantial doubt as to whether and when it may, if ever, become a revenue producing item. Please see Note 1g of our financial statements (Form 10-KSB):
"The Company capitalized the costs incurred in connection with production of the movie 'The Blood Game'. The Company evaluates the recoverability of the capitalized costs whenever events arise that may effect recoverability, but at least annually. On September 30, 1999, the Company allowed for the movie costs in full due to its inability to find a buyer for the movie." We are engaged in continuing efforts to market our production of "the Blood Game", notwithstanding that we have charged off the cost of its production

INFOMERCIALS. Meanwhile, an opportunity to produce and finance direct response television programs arose. An emerging "Direct Response" company, Reliant Interactive Media Corp. ("Reliant") approached management to finance and co-produce direct-response television and electronic retailing programs. Reliant is a full reporting public company trading under the symbol "RIMC" on the OTCBB. After extensive due diligence, we concluded that the potential for profit and growth in this new opportunity is attractive. We have accordingly expanded the scope of our business to include and emphasize direct-response retailing production. We have begun by entering into a contract with Reliant for financing and co-producing three (3) direct-response television programs. In the Agreement between Reliant and Registrant, dated March 24, 1999, we provided $250,000 to Reliant for production of three infomercials. In consideration of this financing, we received 250,000 shares of common stock of Reliant and royalties equal to 2% of the adjusted gross revenues received by Reliant up to a maximum of $625,000. Thereafter, the royalty will be reduced to 1%. To date, no royalties have been paid to Registrant under this Agreement. The three infomercial products were Cactus Jack's Laundry Vitamins, Daniel Rogers Laboratories, Inc.'s Natural Hair Product, and Worldwide Sports Nutrition's Pure Protein Bar. Two were unsuccessful. The third project is producing revenues to Reliant. We expect to accrue revenues from this investment in early 2001. Our active participation in Reliant's Infomercials was limited to financing, some artistic and technical consulting, and some production assistance for the "Natural Hair project. We are presently engaged in discussions with Reliant for further investment and/or co-production opportunities. No agreement had been reached as of December 31, 2000.

     In a separate transaction we made a loan of $300,000 to Reliant of which the sum of $113,500 is presently unpaid. The note included interest at 10% per annum. As of December 31, 2000, principal and accrued interest owing to us stood at $116,906. As additional consideration for this loan and forbearance as to prompt repayment, Reliant issued us an additional 5,000 shares of its common stock. We are not in the business of buying and selling securities. Our investment in common shares of Reliant were recorded at $1.00 per share when acquired. As of September 30, 2000, the fair market value of these shares was $0.5625 per share. Accordingly, this unrealized decline in the value of the investment is disclosed; however, it is not included in the following per share loss calculations. Please see Note 4 of our financial statements (Form 10-KSB). Please note the item "Investment in available for sale securities" in our Balance Sheet, under Assets, Other Assets, of $143,437. That is the present value of the common shares as so reduced.

     The most recent three months comparison to previous periods reflects only modest expenses. The difference is due to the fact that the former period involved considerable production expenses, while the current period does not. Our operations in the current period have involved legal, professional and audit expenses principally.


First Quarter . . . . .                               Year Ended    Inception
OPERATIONS. . . . . . . .           October 1                         April 9
                                       to              September        1998
                                     December 31            30           To
                                 2000          1999         1999        2000
Revenues: . . . . . . . .  $        0   $         0   $        0   $       0
                           -----------  ------------  -----------  ----------
General & Administrative.     (16,003)      (15,956)    (214,396)   (240,248)
 Net (Loss) . . . . . . .     (16,003)      (15,956)    (214,396)   (240,248)
                           -----------  ------------  -----------  ----------
Interest Expense. . . . .           0             0       (4,628)     (4,628)
                           ===========  ============  ===========  ==========
Interest Income . . . . .       3,176         2,887       24,885      28,061
 Net Profit (Other) . . .       3,176         2,887       20,257      23,433
 Net Loss . . . . . . . .     (12,827)      (13,069)    (194,139)   (216,815)
                           ===========  ============  ===========  ==========

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGE  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM 5. OTHER INFORMATION. Our registration statement was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of the National Association of Securities Dealers for quotation on the Over-the-Counter Bulletin Board, often called OTCBB . This Registrant's common stock is not presently quoted on any exchange at the present time. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Securities and Exchange Commission ("SEC") and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. Our 1934 Act Registration became effective and clear of comments by the staff of the SEC on January 31, 2001. Now that we are eligible for consideration for quotation on the OTCBB, management will submit documentation to one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant on the OTCBB. While we have no present intention of doing so, it is possible that we may become the subject of a Reverse Acquisition at some undetermined future time. A reverse acquisition is the acquisition of a private ( Target ) company by a public company, by which the private company's shareholders acquire control of the public company. We have not determined to pursue a reverse acquisition transaction, although we disclose that possibility, nor have we identified any acquisition target. In the event that such a transaction is determined to be pursued, we cannot project what the intentions of such an unidentified target might be, for engaging in a reverse acquisition. We can evaluate what we believe are the general advantages and disadvantages for such a target, in considering a reverse acquisition. First, a reverse acquisition does not register any shares of stock for sale or for resale. It is not a substitute for a 1933 Act Registration of shares for sale or resale. Shares which may be issued by us, in connection with such an acquisition would be restricted securities and would not be freely tradeable except in compliance with the holding periods and other provisions of Rule 144. We believe that the advantage to such a target company, in choosing a reverse acquisition with a public company would be its quotability, so that a market price for its shares might be determinable, and so that when, after such an acquisition, the new resulting company may engage in capital formation, its prospective investors might obtain market quotes to assist them in making investment decisions. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business, if such a transaction were determined to be pursued by us, would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our the present condition.

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX

FINANCIAL STATEMENTS AND DOCUMENTS. Exhibit QF1-01: Financial Statements (Un-Audited) for the fiscal years ended September 30, 2000 and the three months ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended December 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


February  5,  2001


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

                                       by



/s/Kirt W. James         /s/J. Dan Sifford     /s/Karl E. Rodriguez
   Kirt W. James            J. Dan Sifford        Karl E. Rodriguez
   President/Director       Secretary-Treasurer   General  Counsel
                           /Director             /Director

                                        6


--------------------------------------------------------------------------------
                                  EXHIBIT QF-01

                         UN-AUDITED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2000,
                  AND THE THREE MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
                  For the fiscal year ended September 30, 2000
                     And the period ended December 31, 2000

                                                               December 31,    September 30,
                                                                   2000             2000

ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $          90   $          495
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .             90              495
OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . . .        130,206          127,030
Investments. . . . . . . . . . . . . . . . . . . . . . .        143,437          143,437

TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .        273,643          270,467
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     273,733   $      270,962
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable - related parties. . . . . . . . . . . . .  $     158,126   $      146,183
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .        158,126          146,183
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,500,000 shares,
   14,810,000 shares and 14,810,000 shares respectively.         14,810           14,810
Additional Paid-In Capital . . . . . . . . . . . . . . .        487,053          483,398
Notes receivable - related parties . . . . . . . . . . .        (46,300)         (46,300)
Accumulated other comprenhensive income (loss) . . . . .       (111,563)        (111,563)
Accumulated Equity (Deficit) . . . . . . . . . . . . . .       (228,393)        (215,566)
Total Stockholders' Equity . . . . . . . . . . . . . . .        115,607          124,779
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $     273,733   $      270,962

The  accompanying  notes  are  an  integral  part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           December 31, 1999 and 2000

                                                                    From
                                                                 Inception on
                                  From October    From October     April 9,
                                   1, 2000 to.  . 1, 1999 to    1998 through
                                  December 31,.  December 31,    December 31,
                                      2000            1999          2000

Revenues. . . . . . . . . .  $           0   $           0   $         0
General and administrative.         16,003          15,956       240,248
Net Income (Loss) . . . . .       ($16,003)       ($15,956)    ($240,248)
Other income (expense)

Interest expense. . . . . .              0               0        (4,628)
Interest income . . . . . .          3,176           2,887        28,061
Net Profit (Loss) . . . . .        (12,827)        (13,069)     (216,815)
Loss per Share. . . . . . .      ($0.00087)      ($0.00088)    ($0.01638)
Weighted Average
    Shares Outstanding. . .     14,810,000      14,810,000    13,232,617

The  accompanying  notes  are  an  integral  part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
  On April 9, 1998, through September 30, 1998, for September 30, 1999 and 2000
                     And the period ended December 31, 2000

                                                                    Additional     Accumulated
                                            Common      Par           Paid-In     Comprenhesive     Accumulated
                                            Stock       Value         Capital     Income (Loss)        (Deficit)

Common Stock issued at inception . . . . .  10,000,000  $     10,000   ($10,000)  $            0   $          0
Common Stock issued for
    cash at $0.10 per share. . . . . . . .   1,500,000         1,500    148,500                0              0
Net loss during period . . . . . . . . . .           0             0          0                0              0
Balances at September 30, 1998 . . . . . .  11,500,000        11,500    138,500                0              0
Common Stock issued for
    cash at $0.10 per share. . . . . . . .   3,310,000         3,310    327,690                0              0
Accrued interest on notes to related
   parties recorded as contributed capital           0             0      4,628                0              0
Net Loss for the period. . . . . . . . . .           0             0          0                0       (194,139)
Balances at September 30, 1999 . . . . . .  14,810,000  $     14,810  $ 470,818   $            0      ($194,139)
                                            ----------  ------------  ----------  ---------------  -------------
Holding loss on securities
available-for-sale . . . . . . . . . . . .           0             0          0        ($111,563)             0
Accrued interest on notes to related
   parties recorded as contributed capital           0             0     12,580                0              0
Net Loss for the period. . . . . . . . . .           0             0          0                0        (21,427)
Balances at September 30, 2000 . . . . . .  14,810,000        14,810    483,398         (111,563)      (215,566)
                                            ----------  ------------  ----------  ---------------  -------------
Accrued interest on notes to related
   parties recorded as contributed capital           0             0      3,655                0              0
Net Loss for the period. . . . . . . . . .           0             0          0                0        (12,827)
Balances at December 31, 2000. . . . . . .  14,810,000        14,810    487,053         (111,563)      (228,393)
                                            ----------  ------------  ----------  ---------------  -------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                           December 31, 1999 and 2000

                                                                                              From
                                                                                           Inception on
                                                            From October    From October    April 9,
                                                            1, 2000 to       1, 1999 to     1998 through
                                                            December 31,     December 31,  December 31,
                                                                2000            1999          2000
Operating Activities

Net Income (Loss)                                            ($12,827)       ($13,069)     ($228,393)
(Increase) in interest receivable                             (3,176)            0          (30,206)
Increase in accounts payable
Net Cash from Operations                                      (16,003)        (13,069)      (258,599)
Cash flows from investing activities
Cash paid for investments                                        0               0          (255,000)
Net cash (used) by investing activities                          0               0          (255,000)
Cash flows from financing activities
Proceeds paid on notes receivable - related parties              0               0          (246,300)
Principal received on notes receivable - related parties         0               0            100,000
Proceeds received on notes payable - related parties           11,943          10,408         158,126
Common stock issued for cash                                     0               0            481,000
Contributed capital                                            3,655             0             20,863
Net cash provided by financing activities                      15,598          10,408        513,689
Net increase (decrease) in Cash                                (405)          (2,661)             90
Cash at beginning of period                                     495            3,151             -0-
Cash as of Statement Date                                       $90             $490             $90

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000


Oasis  Entertainment's  Fourth  Movie  Project,  Inc.


NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2000.

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

