Form 10QSB
period 2001-03-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2001-05-10
CIK 1063262

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

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 2001

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________


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


As  of  March  31,  2001,  the  number of shares outstanding of the Registrant's
Common  Stock  was  14,810,000.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The financial statements, for the six months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
                  For the fiscal year ended September 30, 2000
                       And the period ended March 31, 2001

                                                         March 31,    September 30,
                                                           2001             2000
                                                        (Unaudited)
------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       81   $          495
                                                        -----------  ---------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .          81              495
OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . .     133,382          127,030
Investments. . . . . . . . . . . . . . . . . . . . . .     428,750          143,437
                                                        -----------  ---------------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .     562,132          270,467
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $  562,213   $      270,962
                                                        ===========  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable - related parties. . . . . . . . . . . .  $  176,357   $      146,183
                                                        -----------  ---------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     176,357          146,183
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 14,810,000 shares
   and 14,810,000 shares respectively. . . . . . . . .      14,810           14,810
Additional Paid-In Capital . . . . . . . . . . . . . .     487,053          483,398
Notes receivable - related parties . . . . . . . . . .     (46,300)         (46,300)
Accumulated other comprenhensive income (loss) . . . .     183,750         (111,563)
Accumulated Equity (Deficit) . . . . . . . . . . . . .    (253,457)        (215,566)
                                                        -----------  ---------------
Total Stockholders' Equity . . . . . . . . . . . . . .     385,856          124,779
                                                        -----------  ---------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $  562,213   $      270,962
                                                        ===========  ===============

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             March 31, 2000 and 2001

                                                                                                    From
                                                                                                Inception on
                                  From January    From January    From October    From October     April 9,
                                   1, 2001 to.     1, 2000 to      1, 2000 to      1, 1999 to   1998 through
                                    March 31,       March 31,      March 31,       March 31,      March 31,
                                      2001           2000            2001            2000          2001
                               --------------  --------------  --------------  --------------  ------------
  Revenues. . . . . . . . . .  $           0   $           0   $           0   $           0   $         0
                               --------------  --------------  --------------  --------------  ------------
  General and administrative.         21,888           9,896          37,891          25,852       253,457
  Net Income (Loss) . . . . .       ($21,888)        ($9,896)       ($37,891)       ($25,852)    ($253,457)
                               ==============  ==============  ==============  ==============  ============
  Other income (expense)
  Impairment Loss . . . . . .              0               0               0               0      (168,430)
  Holding gain on securities.              0               0               0               0
  available-for-sale. . . . .        183,750         137,813         183,750         137,813       183,750
  Interest expense. . . . . .         (3,145)         (3,145)         (6,290)         (6,290)      (23,498)
  Interest income . . . . . .          2,887           2,887           5,774           5,774        42,207
                               --------------  --------------  --------------  --------------  ------------
  Net Profit (Loss) . . . . .        161,604         127,659         145,343         111,445      (219,428)
  Gain (Loss) per Share . . .  $        0.01   $        0.01   $        0.01   $        0.01        ($0.02)
                               ==============  ==============  ==============  ==============  ============
  Weighted Average
      Shares Outstanding. . .     14,810,000      14,810,000      14,810,000      14,810,000    13,232,617
                               ==============  ==============  ==============  ==============  ============

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
  On April 9, 1998, through September 30, 1998, for September 30, 1999 and 2000
                       And the period ended March 31, 2001

                                                                     Additional   Accumulated
                                            Common      Par           Paid-In     Comprenhesive     Accumulated
                                            Stock       Value         Capital     Income (Loss)        (Deficit)
                                            ----------  ------------  ----------  ---------------  -------------

Common Stock issued at inception . . . . .  10,000,000  $     10,000   ($10,000)  $             0  $          0

Common Stock issued for
    cash at $0.10 per share. . . . . . . .   1,500,000         1,500    148,500                 0             0

Net loss during period . . . . . . . . . .           0             0          0                 0             0
                                            ----------  ------------  ----------  ---------------  -------------

Balances at September 30, 1998 . . . . . .  11,500,000        11,500    138,500                 0             0

Common Stock issued for
    cash at $0.10 per share. . . . . . . .   3,310,000         3,310    327,690                 0             0

Accrued interest on notes to related
   parties recorded as contributed capital           0             0      4,628                 0             0
                                            ----------  ------------  ----------  ---------------  -------------
Net Loss for the period. . . . . . . . . .           0             0          0                 0      (194,139)

Balances at September 30, 1999 . . . . . .  14,810,000  $     14,810  $ 470,818   $             0     ($194,139)

Accrued interest on notes to related
   parties recorded as contributed capital           0             0     12,580                 0             0

Net Loss for the period. . . . . . . . . .           0             0          0                 0       (21,427)
                                            ----------  ------------  ----------  ---------------  -------------
Balances at September 30, 2000 . . . . . .  14,810,000  $     14,810  $ 483,398   $             0     ($215,566)

Holding Gain on securities
available-for-sale . . . . . . . . . . . .           0             0          0           183,750             0

Accrued interest on notes to related
   parties recorded as contributed capital           0             0      3,655                 0             0

Net Loss for the period. . . . . . . . . .           0             0          0                 0       (37,891)
                                            ----------  ------------  ----------  ---------------  -------------
Balances at March 31, 2001 . . . . . . . .  14,810,000  $     14,810  $ 487,053   $       183,750     ($253,457)

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                             March 31, 2000 and 2001

                                                                                                From
                                                                                            Inception on
                                                             From October    From October     April 9,
                                                               1, 2000 to.     1, 1999 to    1998 through
                                                                March 31,      March 31,     March 31,
                                                                    2001            2000         2001
                                                           --------------  --------------  -----------
Operating Activities
Net Income (Loss) . . . . . . . . . . . . . . . . . . . .       ($37,891)       ($25,852)   ($253,457)
(Increase) in interest receivable . . . . . . . . . . . .         (6,352)              0      (33,382)
Increase in accounts payable. . . . . . . . . . . . . . .         21,888               0       21,888
                                                           --------------  --------------  -----------
Net Cash from Operations. . . . . . . . . . . . . . . . .        (22,355)        (25,852)    (264,951)
Cash flows from investing activities
Cash paid for investments . . . . . . . . . . . . . . . .              0               0     (255,000)
Net cash (used) by investing activities . . . . . . . . .              0               0     (255,000)
                                                           --------------  --------------  -----------
Cash flows from financing activities
Proceeds paid on notes receivable - related parties . . .              0               0     (246,300)
Principal received on notes receivable - related parties.              0               0      100,000
Proceeds received on notes payable - related parties. . .         18,286          12,926      164,469
Common stock issued for cash. . . . . . . . . . . . . . .              0               0      481,000
Contributed capital . . . . . . . . . . . . . . . . . . .          3,655          12,580       20,863
                                                           --------------  --------------  -----------
Net cash provided by financing activities . . . . . . . .         21,941          25,506      520,032
Net increase (decrease) in Cash . . . . . . . . . . . . .           (414)           (346)          81
Cash at beginning of period . . . . . . . . . . . . . . .            495           3,151            0
Cash as of Statement Date . . . . . . . . . . . . . . . .  $          81   $       2,805   $       81
                                                           ==============  ==============  ===========

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2000.

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


               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                           PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION. Our registration statement was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of the National Association of Securities Dealers for quotation on the Over-the-Counter Bulletin Board, often called ?OTCBB?. This Registrant's common stock is not presently quoted on any exchange at the present time. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Securities and Exchange Commission ("SEC") and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. Our 1934 Act Registration became effective and clear of comments by the staff of the SEC on January 31, 2001. Now that we are eligible for consideration for quotation on the OTCBB, management has submitted documentation to one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant on the OTCBB.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May  8,  2001


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

                                       by



/s/Kirt  W.  James     /s/J.  Dan  Sifford     /s/Karl  E.  Rodriguez
   Kirt  W.  James        J.  Dan  Sifford        Karl  E.  Rodriguez
   President/Director     Secretary-Treasurer     General  Counsel
                          /Director               /Director

