Form 10QSB
period 2001-06-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2001-08-20
CIK 1063262

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                        Commission File Number: 000-28881

                    For the Third Quarter ended June 30, 2001

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

As of June 30, 2001, 14,810,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

     PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three months and nine months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

                        OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                                   BALANCE SHEET (UNAUDITED)
                          for the fiscal year ended September 30, 2000
                               and the period ended June 30, 2001

                                                          June 30,    September 30,
                                                           2001           2000
                                                        (Unaudited)
                                                        ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        81   $     495
                                                        ------------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .           81         495
OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . .      136,558     127,030
Investments. . . . . . . . . . . . . . . . . . . . . .      240,338     143,437
                                                        ------------  ----------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .      376,896     270,467
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   376,977   $ 270,962
                                                        ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable - related parties. . . . . . . . . . . .  $   176,357   $ 146,183
                                                        ------------  ----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .      176,357     146,183
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 14,810,000 shares
   and 14,810,000 shares respectively. . . . . . . . .       14,810      14,810
Additional Paid-In Capital . . . . . . . . . . . . . .      487,053     483,398
Notes receivable - related parties . . . . . . . . . .      (46,300)    (46,300)
Accumulated other comprenhensive income (loss) . . . .        7,551    (111,563)
Accumulated Equity (Deficit) . . . . . . . . . . . . .     (262,494)   (215,566)
                                                        ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .      200,620     124,779
                                                        ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $   376,977   $ 270,962
                                                        ============  ==========

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             June 30, 2000 and 2001

                                                                                           From
                                                                                         Inception
                                                                                             on
                                 From April    From April   From October  From October    April 9,
                                 1, 2001 to   1, 2000 to    1, 2000 to    1, 1999 to   1998 through
                                  June 30,      June 30,     June 30,      June 30,      June 30,
                                   2001          2000          2001          2000          2001
                               ------------  ------------  ------------  ------------  ------------
  Revenues. . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-   $       -0-
                               ------------  ------------  ------------  ------------  ------------
  General and administrative.        8,687         9,896        46,578        25,852       262,144
  Net Income (Loss) . . . . .  $    (8,687)  $    (9,896)  $   (46,578)  $   (25,852)  $  (262,144)
                               ============  ============  ============  ============  ============

  Other income (expense)
  Impairment Loss . . . . . .                                                             (168,430)
  Holding gain on securities
    available-for-sale. . . .     (188,412)      137,813        96,901       137,813        96,901
  Interest expense. . . . . .       (3,145)       (3,145)       (9,435)       (9,435)      (26,643)
  Interest income . . . . . .        2,887         2,887         8,661         8,661        45,094
                               ------------  ------------  ------------  ------------  ------------
  Net Profit (Loss) . . . . .     (197,357)      127,659        49,549       111,187      (315,222)
  Gain (Loss) per Share . . .  $     (0.01)  $      0.01   $      0.00   $      0.01   $     (0.02)
                               ============  ============  ============  ============  ============
  Weighted Average
      Shares Outstanding. . .   14,810,000    14,810,000    14,810,000    14,810,000    13,232,617
                               ============  ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                           OASIS ENTERTAINMENT'S FORTH MOVIE PROJECT, INC.
                                 STATEMENTS OF CASH FLOW (UNAUDITED)
                     for the fiscal years ended September 30, 1998 through 2000 and the nine months ended June 30, 2001

                                                                                From inception on
                                                               For the nine       April 9,1998
                                                                months ended         through
                                                                   June 30,          June 30,
                                                              2001        2000        2001
                                                           ----------  ----------  ----------
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . . . . . . . .  $ (46,578)  $ (25,852)  $(262,144)
(Increase) in interest receivable . . . . . . . . . . . .     (8,661)                (35,691)
Increase in accounts payable. . . . . . . . . . . . . . .     32,884                  32,884
                                                          -----------------------------------

Net Cash from Operations. . . . . . . . . . . . . . . . .    (22,355)    (25,852)   (264,951)

Cash flows from investing activities

Cash paid for investments . . . . . . . . . . . . . . . .                           (255,000)

Net cash (used) by investing activities . . . . . . . . .          0                (255,000)
                                                           ----------------------------------
Cash flows from financing activities
Proceeds paid on notes receivable - related parties . . .   (246,300)
Principal received on notes receivable - related parties.    100,000
Proceeds received on notes payable - related parties. . .     18,286      12,926     125,800
Common stock issued for cash. . . . . . . . . . . . . . .    481,000
Contributed capital . . . . . . . . . . . . . . . . . . .      3,655      12,580       4,628
                                                           ----------------------------------
Net cash provided by financing activities . . . . . . . .     21,941      25,506     520,032
Net increase (decrease) in Cash . . . . . . . . . . . . .       (414)       (346)         81
Cash at beginning of period . . . . . . . . . . . . . . .        495       3,151         -0-
Cash as of Statement Date . . . . . . . . . . . . . . . .  $      81   $   2,805   $      81
                                                           ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We are considering another late night cable movie production. To do this we would need not less than $250,000 no more than $500,000. We are interested in further investment or co-production with Reliant. Based upon past experience, in which we invested $250,000 in three projects, we would anticipate requiring a similar sum to proceed with another group of infomercial projects. It is Management's view that these two programs should be funded separately.

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

     Neither of these concepts have addressed the continuing need for working capital, and deficit reduction. Management is inclined to seek an additional
$100,000 in funding, for this purpose. These requirements will be phased and allocated appropriately in such offerings as previously described. It is highly foreseeable that existing shareholders, or some of them, will invest further to cover current losses, and limit the dilutive effects of such past losses on new investors.

     We are looking at the acquisition of a small library of adult entertainment productions and evaluating their potential for marketing by us.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have recorded no revenues to date. We expect to record revenues from Reliant in 2001. Our operating expenses for the past two years have included substantial non-recurring legal and professional expenses in connection with our 1934 Act Registration of our common stock, auditing expense, and expenses in connection with our OTCBB (Over-The-Counter Bulletin Board) submission.

     PART  II:  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES3. DEFAULTS ON SENIOR SECURITIES. None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None

ITEM  5.  OTHER  INFORMATION5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS ON FORM 8-K6. EXHIBITS AND REPORTS ON FORM 8-K.
None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated.


August  17,  2001


     OASIS  ENTERTAINMENT'S  FOURTH  MOVIE  PROJECT,  INC.

                                       by

 /s/J.  Dan  Sifford           /s/Karl  E.  Rodriguez
    J.  Dan  Sifford              Karl  E.  Rodriguez
    President/Director            General  Counsel/Director

