Form 10KSB
period 2001-09-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2002-01-15
CIK 1063262

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2001

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

Registrant's  telephone  number,  including  area  code:         (949)  487-7295


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None


Securities  registered  pursuant  to  Section 12(g) of the Act:     Common Stock

Yes [x] No [] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2001, 92,299,904 shares of the Registrants Common Stock were Outstanding.

As of September 30, 2001, 72,299,912 shares of the Registrants Common Stock were issued.

[] (Indicate by check mark if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  1/11/02

     the aggregate number of shares held by non-affiliates was approximately 12,299,904.
     the number of shares outstanding of the Registrant's Common Stock was 72,299,904.

                                         Exhibit  Index  is  found  on  page

                                    Contents



PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Probable  Acquisition                                               4
      (c)  Probable  Spin-Off                                                  5
      (d)  Section  14                                                         5
      (e)  Business  of  the  Issuer                                           5
      (f)  Business  to  be  Acquired  (Probable)                              5
      (g)  Number  of  total  employees  and  full-time  employees             6
      (h)  Year  2000/2001  Compliance                                         6
      (i)  Financing  Plans                                                    6
      (j)  Government  Regulation                                              6
      (k)  Reverse  Acquisition                                                6

Item  2.  Description  of  Property                                            6

Item  3.  Legal  Proceedings                                                   6

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          6

PART  II                                                                       7

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               7
      (a)  Market  Information                                                 7
      (b)  Holders                                                             7
      (c)  Dividends                                                           7
      (d)  Sales  of  Unregistered  Common  Stock,  Three  Years               7

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        7
      (a)  Plan  of  Operation  for  the  next  twelve  months                 7
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          8

Item  7.  Financial  Statements                                                8

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           9

PART  III                                                                      9

Item  9.  Directors and Executive Officers, Promoters and Control Persons      9
Item  10.  Executive  Compensation                                            10
Item  11.  Security Ownership of Certain Beneficial Owners and Management     10
Item  12.  Certain  Relationships  and  Related  Transactions                 11
Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   11
      (a)  Financial  Statement  Schedules                                    11
      (b)  Form  8-K  Reports                                                 11
      (c)  Exhibits                                                           11

                          UNNUMBERED ITEM: INTRODUCTION


     Our Business is changing. This Annual Report discloses information about a significant probable acquisition. We have effected one reverse of our common stock, and a later forward split. The historical number of shares is first given, and the current equivalent in brackets following.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A)  BUSINESS  DEVELOPMENT.

      (1) ORGANIZATION. This Corporation Oasis Entertainment's Fourth Movie Project, Inc. was duly incorporated in Nevada on April 9, 1998. We have on file with the Securities and Exchange Commission an Amended Form 1-A/Regulation A Offering Statement (File No. 24-3948) under the Securities Act of 1933, as amended. In that Offering Statement our business was described to be the production of low-budget films for theatrical, cable and video release. Since that time, we have caused the voluntary Registration (pursuant to the Securities Exchange Act of 1934) of our common stock as a class of securities. As a practical matter, we were required to register our common stock pursuant to 12(g) of the 1934 Act, and to pursue continued acceptance for quotation on the OTCBB. There are no lock-up or shareholder pooling agreements between or among our shareholders. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

     FOUNDERS SHARES: 10,000,000 shares on April 9, 1998: 5,000,000 shares of common stock were issued (pursuant to Section 4(2) of the Securities Act of 1933) to each of the Registrant's two founders (recorded at predecessor cost of $-0-). [The 10,000,000 shares are now 200,000 shares.]

     FURTHER ISSUANCES: On September 30, 1998, 1,500,000 shares of common stock were issued, and on April 20, 1999, 3,310,000 shares of common stock were issued, both at $0.10 per share for a total of $481,000 pursuant to an exemption from registration in an offering made in reliance upon the exemption provided by Regulation A of the Securities Act of 1933 to a total of 41 accredited investors. The total shares placed pursuant to Reg A, at $0.10 per share was 4,810,000. These 4,810,000 were the shares issued and outstanding as of our last previous Quarterly Report on Form 10-KSB. [The 4,810,000 shares are now 96,200 shares.]

     REVERSE SPLIT. On August 27, 2001, we effected a 1 for 100 reverse split of our common stock; such that the 14,810,000 shares were reduced to 148,100 shares; provided that no shareholder owning more than 100 shares should be reversed below 100 shares, and no shareholder owning 100 shares or less should be reversed further. The Record date and Date of Entitlement was Monday, September 10, 2001. The split was pursuant to a mandatory share exchange, resulting in a new trading symbol.

     OFFICER COMPENSATION. On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. Please see Part III, Item 10, for more information. [The 30,000,000 new investment are now 60,000,000 shares.] It appears that an additional 10,000,000 shares had been authorized erroneously, but not issued.

     REGISTERED ISSUANCE FOR SERVICES. On or about December 24, 2001, we registered 6,000,000 shares, on Form S-8, to pay for services in stock rather than cash, pursuant to that certain STOCK FOR SERVICES COMPENSATION PLAN attached thereto. The amount was computed at $0.02 per share for services valued at a total of $120,000.00. [The 6,000,000 new investment are now 12,000,000 shares.]

     FORWARD SPLIT. On December 20, 2001, we effected a forward split such that for every one share owned each shareholder will own two shares (1 to 2). The forward split was approved on December 5, 2001. This two for one forward split of the Issuer's common stock was not subject to any fractional shares being rounded up to the nearest share. The Record date was the close of business December 14, 2001 and Date of Entitlement (which means the execution date) was Monday, December 17, 2001. The split was pursuant to a mandatory share exchange, resulting in a new trading symbol.

     ADJUSTMENT OF SHARE AMOUNTS. The following table is intended to present the effect of the foregoing transactions, giving effect to the reverse and forward splits mentioned above.


                                                  100 to 1    1 to 2
---------------------------------------------------------------------
Founders Shares . . . . . . . . .  10,000,000     100,000     200,000
Further Issuances . . . . . . . .   4,810,000      48,100      96,200
                                   ----------  ----------     -------
Reverse Split 100 to 1. . . . . .  14,810,000     148,100     296,200
 carried. . . . . . . . . . . . .                 148,100     296,200
Rounding up for Fractional Shares                   1,856       3,712
Officer Compensation. . . . . . .              30,000,000  60,000,000
Registered Issuance for Services.               6,000,000  12,000,000
Forward Split 1 to 2. . . . . . .              36,149,956  72,299,912
                                   ----------------------------------
TOTAL ISSUED and OUTSTANDING. . .                          72,299,912
                                                           ==========



    SUMMARY AND REFERENCES. The analysis thus far has been intended to establish our present issued and outstanding shares as of the most practical current date, which date is later than the actual close of our fiscal year. For more information, please see:

          Item  5(d).  Sales  of  Unregistered  Common  Stock;

          Item  10.  Executive  Compensation;

          Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
Management.


      (2) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B) PROBABLE ACQUISITION. In November of 2001 we entered into a letter of intent to acquire Medical International Technology, Inc. (MITI), a Quebec, Canada corporation, for 17,000,000 shares. The proposed acquisition (considered probable) is yet subject to shareholder approval, and compliance with Section 14(c). The result of that acquisition, if acquired would be

                                     TOTAL ISSUED and OUTSTANDING     72,299,912
                                  If Issued for Acquisition           17,000,000
                                  If Cancelled for Acquisition      (60,101,710)
                                                                      ----------
                                 TOTAL INDICATED POST ACQUISITION     29,198,202
                                                                     ===========

     Please  see  Letter  of  Intent,  provided  and  attached  as  Exhibit 2.1.

 (C) PROBABLE SPIN-OFF. In the event that the probable acquisition materializes as a consummated transaction, we would have first placed all our business operations, assets, and liabilities into a wholly-owned subsidiary and distributed ownership of that subsidiary to our shareholders, share for share. If the probable acquisition does not occur, the spin-off would not be done.

 (D) SECTION 14. Before these probable transactions could occur, shareholder approval would be required. As a precondition to obtaining effective shareholder approval, compliance with Section 14 of the Securities Exchange Act of 1934 would be required. The import of these requirements is that several months may be required before any acquisition would be final, if consummated.

 (E) BUSINESS OF THE ISSUER. Pursuant to our original business plan, we produced one full-length movie entitled "The Blood Game" intended for adult video and cable release. Its subject matter is adventure, and it contains nudity and violence. It was completed in November of 1999. The movie was produced for a cost of $168,430. We have as yet been unsuccessful in our efforts to sell or distribute this movie. While we have not abandoned our intention to market our production, there are no assurances that we will be able to sell or distribute this movie. If we are unsuccessful in these efforts, or if there is only limited distribution of the movie, then all or a part of the investment in production cost may be lost. For accounting purposes the capitalized costs for this movie were written off as an impairment loss during the year ended September 30, 1999. We do not presently enjoy sufficient funds to attempt another production.

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

 (F)  BUSINESS TO  BE  ACQUIRED (PROBABLE). Medical International Technologies,
Inc. ("MIT") is a private company dedicated to the various needle-free jet injection technology developed by Mr. Karim Menassa, the private company's major shareholder. MIT owns many patents in the needle-free jet injector technology, as a result of several years of research and development in both animal and human sectors. MIT owns all of the patents and the pending patent applications, as to all the technologies developed by Mr. Manassa at Idee International R&D, Inc., a company wholly owned by Mr. Manassa.

     NEEDLE-FREE JET-INJECTION TECHNOLOGY is not well known to the world, although the need and applications for such technology is obvious. While an initial device of this kind was invented to control epidemics during the First World War. This initial technology performed badly and was unreliable, expensive and bulky. As a consequence difficult to move and maneuver. More recently
interest  in    injection  without  needles  was  renewed,  for the purpose of reducing and controlling pain occasioned by injection and/or intravenous treatment. The benefits include less tissue damage, simplicity of use, precision, reliability and safety, improved absorbtion of liquids, reduction of recipient's stress and discomfort, prevention of infection, environmentally friendly (no waste products), economical, and less wasteful of medication.

     At this stage, there is no competition for our MIT's line of devices in the animal sector and virtually none in the human sector. This is an exciting technology. Competition will develop over time, as a foreseeable matter.

     MIT intends to concentrate its activities initially in the medical and pre-medical sectors, particularly in the field of instrumentation. For the first two years, focus will be placed on the animal sector. Only then will the human field be developed and attacked, with the benefit of those first two years experience with animals. Through Mr. Menassa, we have access to the experience and networks of medical distribution internationally, developed by him over twenty-one years of product development in the medical field.

     TARGETED PRODUCTS AND MARKETS. MIT has just introduced to market two different versions of its technology to suit animal applications.

 (G) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We had two officers who devoted an insubstantial amount of time to our affairs during the period of this report. shareholder.

 (H) YEAR 2000/2001 COMPLIANCE. We have encountered no year 2000 or 2001 compliance issues or problems.

 (I) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

 (J) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

 (K) REVERSE ACQUISITION . We have not abandoned our business plan to achieve profitable distribution of Blood Game, nor our interest in further participation in direct media advertising. We recognize, however, the contingency that our present business activities may fail to achieve the profitability for our shareholders to which we are committed. Accordingly, a mature and sober analysis of our present business and assets requires us to recognize the possibility of such failure, and the contingency that we would be required, in such a case, to pursue the acquisition of other profitable businesses or assets, by some form of business combination. The most likely form of such a combination would be by a reverse acquisition transaction. Accordingly, the following additional disclosure is presented as to the nature of such a contingency. If MIT be acquired, the transaction would be a reverse acquisition.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no significant property of our own, other than the "Blood Game". Our office services are provided by our officers. All equipment involved or which may be involved in future productions will be rented for the days actually needed. We have an insubstantial inventory of copies of Blood Game. Copies can be produced economically if required.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Issuer is quoted on the OTCBB (Over-The-Counter Bulletin Board). To the best of the Registrant's knowledge and belief, there has been no market activity, buying or selling, of our common stock, or trading in any security of ours at any time, until recently. The source of the following information is bigcharts.com

---------------------------------
period    high    low
ending .  bid     bid     volume
---------------------------------
3rd 2000  $   0  $   0          0
1st 2001  $   0  $   0          0
2nd 2001  $   0  $   0          0
3rd 2001  $0.16   0.12     10,000
4th 2001  $3.00  $1.00  1,000,000
---------------------------------

 (B) HOLDERS. There are presently approximately 45 shareholders of the common stock of this Registrant.

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

 (D) SALES OF UNREGISTERED COMMON STOCK, THREE YEARS. The following disclosure includes all sales of unregistered common stock during the past three years: On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. Please see Part III, Item 10, for more information. [The 30,000,000 new investment are now 60,000,000 shares.]


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

     Neither of these concepts have addressed the continuing need for working capital, and deficit reduction. Management is inclined to seek an additional

$100,000 in funding, for this purpose. These requirements will be phased and allocated appropriately in such offerings as previously described. It is highly forseable that existing shareholders, or some of them, will invest further to cover current losses, and limit the dilutive effects of such past losses on new investors.

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

     In the event of acquisition of MIT, we would likely distribute our current business to our shareholder in the new private corporation. We would first place our current operations in a subsidiary and distribute ownership thereof to our shareholders.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We begin by calling attention to certain notes to our financial statements.

     Note 2 points out that our financial statements have been prepared assuming that we are a going concern; but caution is raised that our present assets and business raise doubts about whether we can continue as such a going concern, without the infusion of funding from outside sources.

     We have no cash. We have certain receivables, and some securities available for sale. We have minor accounts receivable, and substantial obligations to related parties. We have fully depreciated, written off or expensed the costs of production of Blood Game, such that this asset does not appear on our balance sheet. Long efforts to market Blood Game have not been successful, though efforts continue. We do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. It is our intent to produce revenues from the sales of "B genre" movies. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

     We have recorded no revenues to date. We expected to record revenues from Reliant in 2001, but have not yet recovered a return on that investment. Our operating expenses for the current year have included substantial non-recurring legal and professional expenses in connection with our 1934 Act Registration of our common stock, and submission for quotation of our common stock for quotation on the OTCBB (Over-The-Counter Bulletin Board). Together with auditing expense, these costs reflect most of year 2001 expenses. We would expect that $20,000 would be a minimal budget for continuing audit and reporting in 2002. We have no present or immediate source of these funds.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Our Board of Directors, serving as its own Audit Committee, has made the required reviews as imposed upon the Audit Committee by the Securities and Exchange Commission rules and regulations. The attached financial statements have been approved for content and accuracy as discussed in the following Audit Committee report, and attached and filed as Exhibit 99.1 hereto.

--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FK-00 Audited Financial Statements for the years ended September 30, 2001, 2000, and from inception April 9, 1998.
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
DIRECTOR'S NAME                     AGE           OFFICE/POSITION
--------------------------------------------------------------------------------
J. Dan Sifford
62 Bay Heights Drive . . .          64              President/Director
Miami FL 33133
--------------------------------------------------------------------------------
Karl E. Rodriguez. . . . .          53              General Counsel/
24843 Del Prado, Suite 313                          Corporate Secretary/
Dana Point CA 92629. . . .                          Director
--------------------------------------------------------------------------------


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

     At the end of this calendar year (not our fiscal year), Mr. Rodriguez retired from this corporation to pursue other opportunities. No dispute or disagreement with Mr. Rodriguez exists or existed as to any matter respecting our corporation.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     In September, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00.

--------------------------------------------------------------------------------
                           Number          Value
     Name                  of shares       per share     Total Compensation
--------------------------------------------------------------------------------
 J. Dan Sifford, President     25,000,000     $ 0.001            $25,000.00
 Karl E. Rodriguez, Counsel     5,000,000      $0.001            $ 5,000.00
================================================================================
                     TOTAL     30,000,000                           $30,000
--------------------------------------------------------------------------------


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------
Ownership of Management                    Attributed     %
 Name and Address of. . . . . . . . . . .  Ownership
Beneficial Owner
--------------------------------------------------------------
J. Dan Sifford Jr.  President/Director. .  50,000,000    69.16
62 Bay Heights Drive
Miami, Florida 33133
--------------------------------------------------------------
Karl E. Rodriguez  Secretary. . . . . . .  10,000,000    13.83
24843 Del Prado Suite 318
Dana Point CA 92629
--------------------------------------------------------------
All Officers and Directors as a Group (3)  60,000,000    82.99
--------------------------------------------------------------
Total Shares Issued and Outstanding . . .  72,299,912   100.00
--------------------------------------------------------------


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENT  SCHEDULES.  None.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  The  following  Exhibits are incorporated by reference from our previous  Annual  Report.


                 3.1     ARTICLES  OF  INCORPORATION
                 3.2     BY-LAWS

     The  following  Exhibits  are  provided  herewith.

                 2.1     LETTER  OF  INTENT
                99.1     AUDIT  COMMITTEE  REPORT


                                     SIGNING


     PURSUANT TO THE REQUIREMENTS of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                              a Nevada Corporation
Dated:  January  14,  2002


/s/J.  Dan  Sifford          /s/Karl  E.  Rodriguez
   J.  Dan  Sifford             Karl  E.  Rodriguez
   President/Director           General  Counsel/Director

                                  EXHIBIT 99.1

                             AUDIT COMMITTEE REPORT

Oasis  Entertainment's  Fourth  Movie  Project,  Inc.
24843  Del  Prado,  Suite  326
Dana  Point,  California  92629
Form  Type:  10-KSB

AUDIT  COMMITTEE  REPORT

     The Audit Committee of Oasis Entertainment's 4th Movie Project ("Oasis") is composed of the Corporation's Board of Directors. The members of the Committee
are   J.  Dan  Sifford,  and  Karl E. Rodriguez.  The Committee
recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Dated:  October  30,  2001.
/s/J.  Dan  Sifford          /s/Karl  E.  Rodriguez
   J.  Dan  Sifford             Karl  E.  Rodriguez
   President/Director           General  Counsel/Director

                          OASIS ENTERTAINMENT'S FOURTH
                               MOVIE PROJECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                 C O N T E N T S


Independent  Auditors'  Report                                16

Balance  Sheet                                                17

Statements  of  Operations                                    18

Statements  of  Stockholders'  Equity                         19

Statements  of  Cash  Flows                                   20

Notes  to  the  Financial  Statements                         21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors
Oasis  Entertainment's  Fourth  Movie  Project,  Inc.
(A  Development  Stage  Company)
Dana  Point,  California


We have audited the accompanying balance sheet of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2001 and 2000, and from inception on April 9, 1998 through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) as of September 30, 2001 and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 and from inception on April 9, 1998 through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/HJ  Associates  &  Consultants
HJ  Associates  &  Consultants,  LLP
Salt  Lake  City,  Utah
January  3,  2002

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                               September  30,
                                                                    2001
--------------------------------------------------------------------------------

CURRENT  ASSETS

     Cash  and  cash  equivalents                                 $          -
                                                                  --------------
          Total  Current  Assets                                             -
                                                                  --------------

OTHER  ASSETS

     Note  receivable  (Note  4)                                       138,578
     Investment  in  available-for-sale  securities  (Note  4)         349,350
                                                                  --------------
          Total  Other  Assets                                         487,928
                                                                  --------------
          TOTAL  ASSETS                                           $    487,928
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES

     Accounts  payable                                            $        949
     Notes  payable  -  related  parties  (Note  6)                    345,152
                                                                  --------------
          Total  Current  Liabilities                                  346,101
                                                                  --------------

STOCKHOLDERS'  EQUITY

     Common  stock;  100,000,000  shares  authorized  of  $0.001
      par  value,  92,299,904  shares  issued  and  outstanding         92,300
     Additional  paid-in  capital          574,908
     Accumulated  other  comprehensive  income  (Note  4)               94,350
     Deficit  accumulated  during  the development stage              (619,731)
                                                                  --------------
          Total  Stockholders'  Equity                                 141,827
                                                                  --------------
          TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY          $    487,928
                                                                  ==============

The accompanying financials are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                From
                                                                           Inception  on
                                                                             April  9,
                                           For  the  Years Ended            1998 Through
                                                September  30,              September 30,
                                           2001               2000               2001
--------------------------------------------------------------------------------------------
REVENUES                               $             -      $           -      $          -
                                       -----------------------------------------------------

EXPENSES

     Legal  fees                               105,668                  -           105,668
     Consulting  fees                          150,000                  -           150,000
     Bad  debt  expense                         46,300                  -            46,300
     General  and  administrative               92,165             20,395           158,526
                                       -----------------------------------------------------
          Total  Expenses                      394,133             20,395           460,494
                                       -----------------------------------------------------

LOSS  BEFORE  OTHER  INCOME
 (EXPENSE)                                    (394,133)           (20,395)         (460,494)

OTHER  INCOME  (EXPENSE)
     Impairment  loss (Note 1)                       -                  -          (168,430)
     Interest  expense                         (21,580)           (12,580)          (38,788)
     Interest  income                           11,548             11,548            47,981
                                       -----------------------------------------------------
          Total  Other  Income  (Expense)      (10,032)            (1,032)         (159,237)
                                       -----------------------------------------------------
NET  LOSS                                     (404,165)           (21,427)         (619,731)
                                       -----------------------------------------------------

OTHER  COMPREHENSIVE  INCOME  (LOSS)

     Change  in  value  of  securities
      available-for-sale                       205,913           (111,563)          94,350
                                       ----------------------------------------------------

          Total  Other  Comprehensive  Income
            (Loss)                             205,913           (111,563)          94,350
                                       ----------------------------------------------------

NET COMPREHENSIVE (LOSS)                $     (198,252)     $    (132,990)      $ (525,381)
                                        ===================================================

BASIC  LOSS  PER  SHARE                 $        (0.01)     $       (0.07)
                                        ==================================

WEIGHTED  AVERAGE  NUMBER
 OF  SHARES  OUTSTANDING                    30,695,777            296,200
                                        ==================================

   The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                         Accumulated      Deficit
                                                                                                             Other      Accumulated
                                                                         Additional        Stock         Comprehensive  During  the
                                                Common  Stock             Paid-In       Subscription         Income     Development
                                           Shares           Amount        Capital        Receivable          (Loss)         Stage
-----------------------------------------------------------------------------------------------------------------------------------
Balance  at  inception  on
 April  9,  1998                                  -   $           -   $           -   $             -   $           -   $         -

Common  stock  issued  to
 founders  recorded  at
 predecessor cost of $0.00                  200,000             200            (200)                -               -             -

Common  stock  issued  for
 cash  at $5.00 per share                    30,000              30         149,970          (150,000)              -             -

Net  loss  from  inception  on
 April  9,  1998  through
 September  30,  1998                             -               -               -                 -                -           -
                                      --------------------------------------------------------------------------------------------
Balance, September 30, 1998                 230,000             230         149,770          (150,000)               -           -

Receipt  of  stock  subscription                  -               -               -           150,000                -           -

Common  stock  issued  for  cash
 at  $5.00  per  share                       66,200              66         330,934                 -                -           -

Accrued  interest  on  notes  to
 related  parties  recorded  as
 contributed  capital                             -               -           4,628                 -                -           -

Net  loss  for  the  year  ended
 September  30,  1999                             -               -               -                 -                -    (194,139)
                                      --------------------------------------------------------------------------------------------
Balance,  September  30,  1999              296,200             296         485,332                 -                -    (194,139)

Holding  loss  on  securities
 available-for-sale                               -               -               -                 -         (111,563)          -

Accrued  interest  on  notes  to
 related  parties  recorded  as
 contributed  capital                             -               -          12,580                 -                -           -

Net  loss  for  the  year  ended
 September  30,  2000                             -               -               -                 -                -    (21,427)
                                      --------------------------------------------------------------------------------------------
Balance,  September  30,  2000              296,200       $     296    $    497,912        $        -     $   (111,563) $ (215,566)
                                      =============================================================================================

The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                           Accumulated    Deficit
                                                                                                                 Other  Accumulated
                                                                              Additional      Stock        Comprehensive During the
                                                    Common  Stock              Paid-In      Subscription        Income  Development
                                                        Shares                  Amount     Capital Receivable    (Loss)     Stage
-----------------------------------------------------------------------------------------------------------------------------------
Balance,  September  30,  2000                 296,200             296         497,912                 -        (111,563) (215,566)

Fractional  shares  issued                       3,704               4              (4)                -               -         -

Common  shares  issued  to
 directors  at  $0.0005  for
 services  rendered                         80,000,000          80,000         (40,000)                -               -         -

Common  shares  issued
 at  $0.01  per  share  for
 services  rendered                         12,000,000          12,000         108,000                -                -         -

Holding  gain  recognized  on  securities
 held  as  available-for-sale                        -               -               -                -          205,913         -

Interest  accrued  on  notes  payable  to
 related  parties  recorded  as  additional
 paid-in  capital                                    -               -           9,000               -                 -         -

Net  loss  for  the  year  ended
 September  30,  2001                                -               -               -               -                 -  (404,165)
                                            ---------------------------------------------------------------------------------------
Balance, September 30, 2001                 92,299,904    $     92,300   $     574,908    $          -      $     94,350 $(619,731)
                                            =======================================================================================

The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                           Statements  of  Cash  Flows
                                                                        From
                                                                   Inception  on
                                                                    April  9,
                                     For the Years Ended          1998  Through
                                        September 30,              September 30,
                                  2001               2000              2001
--------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

     Net  loss               $     (404,165)     $     (21,427)     $  (619,731)
Adjustments to reconcile
net loss to net cash (used)
by  operating  activities:
          Bad  debt expense          46,300                  -           46,300
 Common stock issued for services   160,000                  -          160,000
 Interest on notes
 payable-related party               9,000              12,580           26,208
Changes  in  assets  and  liabilities:
(Increase) in interest receivable  (11,548)            (11,548)         (38,578)
Increase (decrease)
 in accounts payable                   949              (2,644)             949
                             ---------------------------------------------------
Net Cash (Used) by
 Operating Activities             (199,464)            (23,039)        (424,852)
                             ---------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

     Cash paid for investments          -                    -         (255,000)

Net  Cash  (Used)
  by  Investing  Activities             -                    -         (255,000)
                             ---------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds paid on notes
 receivable-related parties             -                    -         (246,300)
Principal received on
notes receivable-related
parties                                 -                    -          100,000
     Proceeds  received
on notes payable-related party    198,969               20,383          345,152
Common  stock  issued  for  cash        -                    -          481,000
                                  ----------------------------------------------
Net  Cash  Provided
  by  Financing  Activities       198,969               20,383          679,852
                                  ----------------------------------------------

NET INCREASE (DECREASE) IN CASH      (495)              (2,656)               -

CASH  AT  BEGINNING  OF  PERIOD       495                3,151                -
                                  ----------------------------------------------

CASH  AT  END  OF  PERIOD        $      -            $     495          $     -
                                 ===============================================

SUPPLEMENTAL  CASH  FLOW  INFORMATION

CASH  PAID  FOR:

     Interest                    $     -             $       -          $     -
     Income  taxes               $     -             $       -          $     -

The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


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

     d.  Basic  Loss  Per  Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


For  the  years  ended
                                               September  30,
                                           2001               2000
----------------------------------------------------------------------

     Numerator  -  loss         $     (404,165)        $     (21,427)
Denominator-weighted average number of
       shares  outstanding          30,697,777               296,200
                                -------------------------------------
     Loss  per  share           $        (0.01)       $        (0.07)
                                =====================================

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (Continued)

     e.  Income  Taxes

At September 30, 2001, the Company had net operating loss carryforwards of approximately $459,000 that may be offset against future taxable income from the year 2001 through 2021. No tax benefit has been reported in the September 30, 2001 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                     For  the  Years  Ended
                                                         September  30,
                                                    2001                2000
--------------------------------------------------------------------------------
     Income  tax benefit at statutory rate     $     92,783         $     8,142
     Change  in valuation allowance                 (92,783)             (8,142)
                                            ------------------------------------
                                               $          -          $         -
                                            ====================================

     Deferred  tax  assets  are  comprised  of  the  following:

                                                     For  the  Years  Ended
                                                         September  30,
                                                    2001                2000
--------------------------------------------------------------------------------
     Income  tax  benefit  at  statutory  rate     $    174,699       $  81,915
     Valuation  allowance                              (174,699)        (81,915)
                                                   -----------------------------
                                                   $          -        $       -
                                                   =============================

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     f.  Additional  Accounting  Policies

Additional accounting policies will be established once planned principal operations commence.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


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

     h.  Investments  in  Available-for-Sale  Securities

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

     i.  Changes  in  Accounting  Principle

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (Continued)

     j.  Pronouncements  Issued  Not  Yet  Adopted

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

     Statement  141:


     Eliminates  the  pooling  method  for accounting for business combinations.

     Requires that intangible assets that meet certain criteria be reported separately from goodwill.

     Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

     Statement  142:

          Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

          Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     Upon  adoption  of  these  Statements,  the  Company  is  required  to:

          Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill.

          Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

          Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

          Write-off  any  remaining  negative  goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


NOTE  2  -     GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to produce and earn revenues from the sale of "B genre" movies. The Company also intends to seek out and consummate a merger with an existing operating company. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE  3  -     ROYALTY  AGREEMENT  -  RELATED  PARTY

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation ("Reliant"), a related party, under which the Company committed to provide funding for three "infomercials" Reliant was to produce. Under the terms of this agreement, the Company provided a total of $250,000 for this purpose. As consideration for this funding, Reliant issued 250,000 restricted, post-split shares of its common stock to the Company (see
Note 4). Also, Reliant agreed to pay the Company a royalty equal to two percent of the adjusted gross revenues created by the infomercials until the Company had received $625,000. The royalty would be reduced to one percent of the revenues thereafter.

As of September 30, 2001, Reliant had produced the three infomercials. The first two were unprofitable, and have produced no royalties for the Company. The third project has not produced significant revenues to date.

NOTE  4  -     INVESTMENT  AND  NOTE  RECEIVABLE

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation ("Reliant") under which the Company provided funding of $250,000 to Reliant (see Note 3). As consideration for this funding, Reliant issued 250,000 restricted, post-split shares of its common stock to the Company upon completion of the funding. The investment was originally recorded at its cost of $250,000.

On May 25, 1999, the Company agreed to lend another $200,000 to Reliant. This loan accrues interest at 10% per annum and was due on September 1, 1999. As part of the consideration for this loan, Reliant issued 5,000 shares of its restricted common stock to the Company. The 5,000 shares were originally recorded at a cost of $1.00 per share, based on the determination of the previous agreement. As of September 30, 2001, the outstanding principal balance of this loan was $100,000, plus $39,733 in accrued interest. The Company's management is currently pursuing the collection of this note, and expects to collect the remaining balance in full during the coming year. To be conservative, however, the receivable has been recorded as a non-current asset until it is collected.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


NOTE  4  -     INVESTMENT  AND  NOTE  RECEIVABLE  (Continued)

     The 255,000 shares of Reliant owned by the Company at September 30, 2001 represent approximately 2% of Reliant's outstanding common shares at that date.

Management has determined to classify the shares as "available-for-sale" as they are restricted shares. Consequently, the shares are stated at market value. At September 30, 2001, the fair market value of the shares was $1.37 per share, making the total value of the 255,000 shares $349,350.

NOTE  5  -  NOTES  RECEIVABLE  -  RELATED  PARTIES

     As of September 30, 2001, the Company had a total of $46,300 in notes receivable from related parties. Each of these notes were unsecured. Each of the notes are non-interest bearing and have no specific payback terms. Due to the fact that no payments have been received on these notes for over two years, the notes were considered uncollectible and written off. Bad debt expense of $46,300 was realized in the current period.


NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES

As of September 30, 2001, the Company has a total of $345,152 in notes payable to related parties. Three of the notes are non-interest bearing, and have no specific payback terms, and are unsecured. A 10% interest rate has been imputed for these loans, which has been recorded as contributed capital in the financial statements.

In addition to these notes, the Company holds a note payable o f $255,152 to Paladin Global Group, Ltd. (Paladin). At September 30, 2000, this note was payable to Intrepid International, Inc. (Intrepid), but Intrepid assigned the note to Paladin in the current year. The note bears interest at a rate of 18% per annum. Paladin is a related party with whom the Company share office space, office equipment, and certain officers and directors. Paladin began paying the Company's expenses out of Paladin's bank accounts, and billing the Company for the same amounts. As of September 30, 2001, the Company had not yet made any payments on the note, and Paladin had made no demands for payment.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
September  30,  2001  and  2000

NOTE  7  -     COMMON  STOCK  TRANSACTIONS

In 1998, the Company issued 30,000 shares of its common stock under a stock subscription at $5.00 per share. The stock subscription was collected in 1999 for $150,000 in cash. In 1999, the Company also issued an additional 66,200 shares of its common stock for cash at $5.00 per share for proceeds of $331,000.

     During the year ended September 30, 2001, the Company elected to perform a 1 for 100 reverse-split of its common stock. The total issued and outstanding shares immediately after the reverse-split totaled 296,200. The Company also issued 3,704 fractional shares pursuant to this action.

     In September 2001, the Company elected to issue 80,000,000 (forward split) shares of its common stock to directors for services rendered. These shares were valued at a value of $0.001(pre-split shares). Later, the Company elected to issue an additional 12,000,000 shares of its common stock at $0.02 (pre-split) per share, as consideration for services rendered by outside parties.

NOTE  8  -     OTHER  RELATED  PARTY  TRANSACTIONS

Common  Officer


Mr. Karl Rodriquez serves as a member of the Board of Directors for both the Company and Reliant. Subsequent to year-end Mr. Rodriquez resigned as a member of the Board of the Company.

NOTE  9  -     SUBSEQUENT  EVENTS

     In November 2001, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of Medical International Technology, Inc. As of the date of this report, none of the specific terms of this proposed acquisition had been made final.

     In December 2001, the Company elected to forward-split its common stock on a two-for-one basis. All references to the Company's common stock made herein have been retroactively stated to reflect this action.