Form 10QSB
period 2001-12-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2002-02-19
CIK 1063262

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                       Commission File Number:  000-28881

                  For the First Quarter ended December 31, 2001


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

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

As of December 31, 2001, 72,299,912 shares of the Registrants Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three months ended December 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The  Remainder  of  this  Page  is  Intentionally  left  Blank

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                            BALANCE SHEET (UNAUDITED)
                  for the fiscal year ended September 30, 2001
                     and the period ended December 31, 2001

                                                      December 31,   September 30,
                                                          2001          2001
--------------------------------------------------------------------------------
                                                        (Unaudited)
                               ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                        ------------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0           0
OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . .      138,578     138,578
Investments. . . . . . . . . . . . . . . . . . . . . .      349,350     349,350
                                                        ------------  ----------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .      487,928     487,928
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   487,928   $ 487,928
                                                        ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable - related parties. . . . . . . . . . . .  $   499,794   $ 346,101
                                                        ------------  ----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .      499,794     346,101

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 92,299,904 shares
   and 92,299,904 shares respectively. . . . . . . . .       92,300      92,300
Additional Paid-In Capital . . . . . . . . . . . . . .      574,908     574,908
Accumulated other comprenhensive income (loss) . . . .       94,350      94,350
Accumulated Equity (Deficit) . . . . . . . . . . . . .     (773,424)   (619,731)
                                                        ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .      (11,866)    141,827
                                                        ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $   487,928   $ 487,928
                                                        ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF CASH FLOW (UNAUDITED)
                           December 31, 2000 and 2001

                                                                                        From
                                                                                    Inception on
                                                                   From October        April 9,
                                                                   1, 2001 to        1998 through
                                                                   December 31,      December 31,
                                                                2001        2000        2001
                                                             ----------  ----------  ----------
  Operating Activities
    Net Income (Loss) . . . . . . . . . . . . . . . . . . .  $(153,693)  $(404,165)  $(773,424)
    Bad debt expense. . . . . . . . . . . . . . . . . . . .          0      46,300      46,300
    Common Stock issued for services. . . . . . . . . . . .          0     160,000     160,000
    Interest on notes payable - related party . . . . . . .          0       9,000      26,208
  Changes in assets and liabilities
    (Increase) in interest receivable . . . . . . . . . . .          0     (11,548)    (38,578)
    Increase in accounts payable. . . . . . . . . . . . . .    153,693         949     154,642
                                                             ----------  ----------  ----------
  Net Cash from Operations. . . . . . . . . . . . . . . . .          0    (199,464)   (424,852)
  Cash flows from investing activities
  Cash paid for investments . . . . . . . . . . . . . . . .          0           0    (255,000)
                                                             ----------  ----------  ----------
  Net cash (used) by investing activities . . . . . . . . .          0           0    (255,000)
                                                             ----------  ----------  ----------

  Cash flows from financing activities

  Proceeds paid on notes receivable - related parties . . .          0           0    (246,300)
  Principal received on notes receivable - related parties.          0           0     100,000
  Proceeds received on notes payable - related parties. . .          0     198,969     345,152
  Common stock issued for cash. . . . . . . . . . . . . . .          0           0     481,000
                                                             ----------  ----------  ----------
  Net cash provided by financing activities . . . . . . . .          0     198,969     679,852
                                                             ----------  ----------  ----------
  Net increase (decrease) in Cash . . . . . . . . . . . . .          0        (495)          0
  Cash at beginning of period . . . . . . . . . . . . . . .          0         495         -0-
  Cash as of Statement Date . . . . . . . . . . . . . . . .  $       0   $       0   $       0
                                                             ==========  ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           December 31, 2000 and 2001

                                                                             From
                                                                         Inception on
                                                       From October        April 9,
                                                       1, 2001 to        1998 through
                                                      December 31,      December 31,
                                                   2001        2000         2001
                                           ------------  ------------  --------------
  Revenues. . . . . . . . . . . . . . . .  $       -0-   $       -0-   $     -0-
                                           ------------  ------------  ----------
  Legal fees. . . . . . . . . . . . . . .            0       105,668     105,668
  Consulting fees . . . . . . . . . . . .            0       150,000     150,000
  Bad debt expense. . . . . . . . . . . .            0        46,300      46,300
  General and administrative. . . . . . .      153,693        92,165     312,219
                                           ------------  ------------  ----------
  Net Operating Income (Loss) . . . . . .  $  (153,693)  $  (394,133)  $(614,187)
                                           ============  ============  ==========
  Other income (expense)

  Impairment Loss . . . . . . . . . . . .            0             0    (168,430)
  Interest expense. . . . . . . . . . . .            0       (21,580)    (38,788)
  Interest income . . . . . . . . . . . .            0        11,548      47,981
                                           ------------  ------------  ----------

  Total other income (expense). . . . . .            0       (10,032)   (159,237)

  Net Profit (Loss) . . . . . . . . . . .     (153,693)     (404,165)   (773,424)

  Other Comprehensive Income (Loss)

  Holding gain on securities
    available-for-sale. . . . . . . . . .            0       205,913      94,350
                                           ------------  ------------  ----------
  Total Other Comprehensive Income (Loss)            0       205,913      94,350
                                           ------------  ------------  ----------
  Net Comprehensive (Loss). . . . . . . .  $  (153,693)  $  (198,252)  $(679,074)
                                           ============  ============  ==========
  Gain (Loss) per Share . . . . . . . . .  $     (0.00)  $     (0.01)  $   (1.75)
                                           ============  ============  ==========
  Weighted Average
      Shares Outstanding. . . . . . . . .   92,299,904    30,695,777     389,137
                                           ============  ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001



NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our business, plan of operation and probable acquisition, are unchanged from the disclosure provided in our Annual Report on Form 10-KSB for September 30, 2001.

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

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM 5. OTHER INFORMATION. On December 28, 2001, Karl E. Rodriguez retired from all corporate offices.

     FORWARD SPLIT. On December 20, 2001, we effected a forward split such that for every one share owned each shareholder will own two shares (2 for 1). The forward split was approved on December 5, 2001. This two for one forward split of the Issuer's common stock was not subject to any fractional shares being rounded up to the nearest share. The Record date was the close of business December 14, 2001 and Date of Entitlement (which means the execution date) was Monday, December 17, 2001. The split was pursuant to a mandatory share exchange, resulting in a new trading symbol.

     PROBABLE ACQUISITION On November of 2001 we entered into a letter of intent to acquire Medical International Technology, Inc. (MITI), a Quebec, Canada corporation, for 17,000,000 shares. The proposed acquisition (considered probable) has been approved by a majority of our shareholders, in accordance with the laws of Nevada. As a precondition to the effectiveness of our majority shareholder approval, compliance with Section 14 of the Securities Exchange Act of 1934 is required. The impact of these requirements is that time may be required before any acquisition would be final, when and if consummated. The filing of the Preliminary Information Statement pursuant to Schedule 14C is anticipated in the near future. Upon filing we will await comments from SEC as to our 14(c) filing or clearance of the comment period.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. On February 14, 2002 we reported on Form 8-K a change in our certifying accountant. The new principal independent accounting firm is Chisholm & Associates, Inc., replacing our initial principal auditor, HJ & Associates, LLC. The decision to change accountants was recommended and approved by our Board of Directors.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated.


Dated:  February  19,  2002

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

                                       by

 /s/J.  Dan  Sifford           /s/Karl  E.  Rodriguez
    J.  Dan  Sifford              Karl  E.  Rodriguez
    President/Director            Retiring  Director