Form 10QSB
period 2002-03-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2002-05-15
CIK 1063262

`United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                       Commission File Number:  000-28881

                   For the Second Quarter ended March 31, 2002


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

Nevada                                                                88-0403762
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

As of May 14, 2002, 72,299,912 shares of the Registrants Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three and six months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                           BALANCE SHEETS (UNAUDITED)

                                                          March 31,   September 30,
                                                            2002          2001
                                                        (Unaudited)
---------------------------------------------------------------------------------
                                                        ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                        ------------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0           0

OTHER ASSETS
Note receivable. . . . . . . . . . . . . . . . . . . .      138,578     138,578
Investments. . . . . . . . . . . . . . . . . . . . . .      349,350     349,350
                                                        ------------  ----------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .      487,928     487,928
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   487,928   $ 487,928
                                                        ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable - related parties. . . . . . . . . . . .  $   517,723   $ 346,101
                                                        ------------  ----------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .      517,723     346,101

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 92,299,912 shares
   and 72,299,912 shares respectively. . . . . . . . .       72,300      92,300
Additional Paid-In Capital . . . . . . . . . . . . . .      594,908     574,908
Accumulated other comprenhensive income (loss) . . . .       94,350      94,350
Accumulated Equity (Deficit) . . . . . . . . . . . . .     (791,353)   (619,731)
                                                        ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .      (29,795)    141,827
                                                        ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $   487,928   $ 487,928
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

                       OASIS ENTERTAINMENT'S FOURTH MOVIE
                                  PROJECT, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                        From
                                                                                                   Inception on
                                                  From January                From October           April 9,
                                            1, 2002 to     1, 2001 to   1, 2001 to    1, 2000 to  1998 through
                                             March 31,      March 31,    March 31,      March 31,    March 31,
                                               2002          2001          2002          2001          2002
                                           ------------  ------------  ------------  ------------  ------------
  Revenues. . . . . . . . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-   $       -0-
                                           ------------  ------------  ------------  ------------  ------------
  Legal fees. . . . . . . . . . . . . . .            0         1,000             0       106,668       105,668
  Consulting fees . . . . . . . . . . . .            0             0             0       150,000       150,000
  Bad debt expense. . . . . . . . . . . .            0             0             0        46,300        46,300
  General and administrative. . . . . . .       17,929        21,888       171,622       114,053       330,148
                                           ------------  ------------  ------------  ------------  ------------
  Net Operating Income (Loss) . . . . . .  $   (17,929)  $   (22,888)  $  (171,622)  $  (417,021)  $  (632,116)
                                           ============  ============  ============  ============  ============
  Other income (expense)
  Impairment Loss . . . . . . . . . . . .            0             0             0             0      (168,430)
  Interest expense. . . . . . . . . . . .            0             0             0       (21,580)      (38,788)
  Interest income . . . . . . . . . . . .            0             0             0        11,548        47,981
                                           ------------  ------------  ------------  ------------  ------------
  Total other income (expense). . . . . .            0             0             0       (10,032)     (159,237)

  Net Profit (Loss) . . . . . . . . . . .      (17,929)      (22,888)     (171,622)     (427,053)     (791,353)

  Other Comprehensive Income (Loss)

  Holding gain on securities
    available-for-sale. . . . . . . . . .            0             0             0             0        94,350
                                           ------------  ------------  ------------  ------------  ------------
  Total Other Comprehensive Income (Loss)            0             0             0             0        94,350
                                           ------------  ------------  ------------  ------------  ------------
  Net Comprehensive (Loss). . . . . . . .  $   (17,929)  $   (22,888)  $  (171,622)  $  (427,053)  $  (697,003)
                                           ============  ============  ============  ============  ============
  Gain (Loss) per Share . . . . . . . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                                           ============  ============  ============  ============  ============
  Weighted Average
      Shares Outstanding. . . . . . . . .   72,299,904    30,695,777    72,299,904    30,695,777    51,497,841
                                           ============  ============  ============  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                      STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                             From
                                                                                         Inception on
                                                              From October  From October    April 9,
                                                               31, 2001 to  31, 2000 to   1998 through
                                                                March 31,   March 31,      March 31,
                                                                   2002         2001         2002
                                                             -----------  -----------  ---------------
  Operating Activities

    Net Income (Loss) . . . . . . . . . . . . . . . . . . .  $ (171,622)  $ (417,021)  $ (791,353)
    Bad debt expense. . . . . . . . . . . . . . . . . . . .           0       46,300       46,300
    Common Stock issued for services. . . . . . . . . . . .           0      160,000      160,000
    Interest on notes payable - related party . . . . . . .           0        9,000       26,208
  Changes in assets and liabilities
    (Increase) in interest receivable . . . . . . . . . . .           0      (11,548)     (38,578)
    Increase in accounts payable. . . . . . . . . . . . . .     171,622       13,805      172,571
                                                             -----------  -----------  -----------

  Net Cash from Operations. . . . . . . . . . . . . . . . .           0     (199,464)    (424,852)

  Cash flows from investing activities

  Cash paid for investments . . . . . . . . . . . . . . . .           0            0     (255,000)
                                                             -----------  -----------  -----------

  Net cash (used) by investing activities . . . . . . . . .           0            0     (255,000)
                                                             -----------  -----------  -----------

  Cash flows from financing activities

  Proceeds paid on notes receivable - related parties . . .           0            0     (246,300)
  Principal received on notes receivable - related parties.           0            0      100,000
  Proceeds received on notes payable - related parties. . .           0      198,969      345,152
  Common stock issued for cash. . . . . . . . . . . . . . .                               481,000
                                                             -------------------------------------

  Net cash provided by financing activities . . . . . . . .           0      198,969      679,852
                                                             -----------  -----------  -----------

  Net increase (decrease) in Cash . . . . . . . . . . . . .           0         (495)           0

  Cash at beginning of period . . . . . . . . . . . . . . .           0          495          -0-

  Cash as of Statement Date . . . . . . . . . . . . . . . .  $        0   $        0   $        0
                                                             ===========  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2002

NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our business and plan of operation are unchanged from the disclosure provided in our Annual Report on Form 10-KSB for September 30, 2001. However, the probable acquisition, to acquire Medical International Technology, Inc. ("MITI"), a Quebec, Canada corporation, for 17,000,000 shares, has been cancelled. Currently we are negotiating a probable acquisition of Liberator Medical Supply, Inc.


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

     Subsequent to the quarter end, a Settlement Agreement for the current outstanding Notes Payable has been agreed upon and is waiting signatures.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.

     PROBABLE ACQUISITION. Currently we are negotiating a probable acquisition of Liberator Medical Supply, Inc. The proposed acquisition is being reviewed by the Board of Directors. The actions of the acquisition will require compliance with Section 14 of the Securities Exchange Act of 1934. The impact of such compliance is that time may be required before the acquisition would be final, when and if consummated. We will send a mailed copy to shareholders of record of
Section  14  Information  Statements,  in  compliance  with  Section  14.


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


Dated:  May  14,  2002

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

                                       by

 /s/J.  Dan  Sifford
    J.  Dan  Sifford
    President/Director