Form 10QSB
period 2002-06-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2002-08-19
CIK 1063262

`United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                       Commission File Number:  000-28881

                   For the Second Quarter ended June 30, 2002

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

As of August 15, 2002, 72,299,912 shares of the Registrants Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and nine months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

     Our Interim Financial Statements provided herewith treat the acquistion of Liberator Medical Supply, Inc., as if it had not happened, with such adjustments for costs and expenses, incurred in connection therewith. The business and/or operations of Liberator Medical Supply, Inc. are not a part of our financial reports.

             The Remainder of this Page is Intentionally left Blank

                        OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                                 (a Development Stage Company)
                                   BALANCE SHEETS (UNAUDITED)

                                                          June 30,   September 30,
                                                            2002         2001
      ASSETS . . . . . . . . . . . . . . . . . . . . .   (Unaudited)

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                        ------------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0           0

OTHER ASSETS

Note receivable. . . . . . . . . . . . . . . . . . . .            0     138,578
Investments. . . . . . . . . . . . . . . . . . . . . .            0     349,350
                                                        ------------  ----------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .            0     487,928
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         0   $ 487,928
                                                        ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $         0   $     949
Notes payable - related parties. . . . . . . . . . . .      245,705     345,152
                                                        ------------  ----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .      245,705     346,101

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 72,299,912 shares
   and 72,299,912 shares respectively. . . . . . . . .       42,205      92,300
Additional Paid-In Capital . . . . . . . . . . . . . .      625,003     574,908
Accumulated other comprenhensive income (loss) . . . .       94,350      94,350
Accumulated Equity (Deficit) . . . . . . . . . . . . .   (1,007,263)   (619,731)
                                                        ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .     (245,705)    141,827
                                                        ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $         0   $ 487,928
                                                        ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                    From
                                                                                                Inception on
                                         From April      From April   From October  From October   April 9,
                                         1, 2002 to      1, 2001 to   1, 2001 to    1, 2000 to   1998 through
                                           June 30,       June 30,      June 30,     June 30,     June 30,
                                             2002          2001          2002          2001          2002
Revenues. . . . . . . . . . . . . . . .  $         0   $         0   $         0   $         0   $         0
                                         ------------  ------------  ------------  ------------  ------------
General and administrative. . . . . . .       11,185        21,888       182,807        37,891       643,301
                                         ------------  ------------  ------------  ------------  ------------
Net Operating Income (Loss) . . . . . .  $   (11,185)  $   (21,888)  $  (182,807)  $   (37,891)  $  (643,301)
                                         ============  ============  ============  ============  ============

Other income (expense)

Holding gain on securities. . . . . . .            0       183,750             0       183,750             0
Impairment Loss . . . . . . . . . . . .            0             0             0             0      (168,430)
(Loss) from discontinued operations . .     (204,725)            0      (204,725)            0      (204,725)
Interest expense. . . . . . . . . . . .            0        (3,145)            0        (6,290)      (38,788)
Interest income . . . . . . . . . . . .            0         2,887             0         5,774        47,981
                                         ------------  ------------  ------------  ------------  ------------
Total other income (expense). . . . . .     (204,725)      183,492      (204,725)      183,234      (363,962)

Net Profit (Loss) . . . . . . . . . . .     (215,910)      161,604      (387,532)      145,343    (1,007,263)

Holding gain on securities
  available-for-sale. . . . . . . . . .            0             0             0             0        94,350
                                         ------------  ------------  ------------  ------------  ------------
Total Other Comprehensive Income (Loss)            0             0             0             0        94,350
                                         ------------  ------------  ------------  ------------  ------------
Net Comprehensive (Loss). . . . . . . .     (215,910)  $   161,604   $  (387,532)  $   145,343   $  (912,913)
                                         ------------  ------------  ------------  ------------  ------------
Gain (Loss) per Share . . . . . . . . .  $     (0.00)  $      0.01   $     (0.01)  $      0.01   $     (0.08)
                                         ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding. . . . . . . . .   72,299,914    14,180,000    73,948,264    14,080,000    10,783,363
                                         ============  ============  ============  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (a Development Stage Company)
                      STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                            From
                                                                                        Inception on
                                                              From October From October   April 9,
                                                               1, 2001 to   1, 2000 to  1998 through
                                                                June 30,     June 30,     June 30,
                                                                  2002         2001          2002
  Operating Activities

    Net Income (Loss) . . . . . . . . . . . . . . . . . . . .  $(387,532)  $ (37,891)  $(1,007,263)
    Bad debt expense. . . . . . . . . . . . . . . . . . . . .          0           0        46,300
    Common Stock issued for services. . . . . . . . . . . . .          0           0       160,000
    Interest on notes payable - related party . . . . . . . .          0      (6,352)       26,208
  Changes in assets and liabilities
    (Increase) in interest receivable . . . . . . . . . . . .          0           0       (38,578)
    Increase in accounts payable. . . . . . . . . . . . . . .    387,532      21,888       388,481
                                                               ----------  ----------  ------------
  Net Cash from Operations. . . . . . . . . . . . . . . . . .          0     (22,355)     (424,852)
  Cash flows from investing activities
  Cash paid for investments . . . . . . . . . . . . . . . . .          0           0      (255,000)
                                                               ----------  ----------  ------------
  Net cash (used) by investing activities . . . . . . . . . .          0           0      (255,000)
                                                               ----------  ----------  ------------
  Cash flows from financing activities
    Contributed Capital . . . . . . . . . . . . . . . . . . .          0       3,655             0
    Proceeds paid on notes receivable - related parties . . .          0           0      (246,300)
    Principal received on notes receivable - related parties.          0           0       100,000
    Proceeds received on notes payable - related parties. . .          0      18,286       345,152
    Common stock issued for cash. . . . . . . . . . . . . . .          0           0       481,000
                                                               ----------  ----------  ------------
  Net cash provided by financing activities . . . . . . . . .          0      21,941       679,852
                                                               ----------  ----------  ------------

  Net increase (decrease) in Cash . . . . . . . . . . . . . .          0        (414)            0

  Cash at beginning of period . . . . . . . . . . . . . . . .          0         495             0

  Cash as of Statement Date . . . . . . . . . . . . . . . . .  $       0   $      81   $         0
                                                               ==========  ==========  ============

  Suplemental Cash Flow Information
    Cash Paid for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0
    Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0

                  The accompanying notes are an integral part
                         of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2002

NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2001.

DISCONTINUED  OPERATIONS

As of the beginning of the accounting period reported herein, the Company held assets related its discontinued operations totaling $487,928 composed of $138,578 in a note receivable from an affiliate and $349,350 in securities of a former affiliate company. It also had liabilities totaling $528,908 composed of $527,959 in a note payable to the same affiliate/debtor as the note receivable and $949 in accounts payable. In June 2002, the Company's affiliate/debtor agreed to accept the $487,928 in assets in exchange for forgiveness of $283,203 of debt.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had made an acquistion of Liberator Medical Supply, Inc. The acquisition closed as between the parties, and was reported. The rescission of that acquisition by mutual consent is evidenced by that certain Rescission Agreement, attached as Exhibit 2.2 to the form 8K filed about August 14, 2002. Mark A. Libratore will not control this Issuer. The acquisition by Oasis Entertainmnet's Fourth Movie Project, Inc. of Liberator Medical Supply, Inc. has been rescinded by mutual consent. Interim control of this Registrant has passed to Luke C. Zouvas, Attorney at Law, as Custodian, to act as interim Officer/Director for the limited purposes of restoring Oaisis to its pre-rescission condition.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have recorded no revenues in recent or comparable period. Our operating expenses for the past two years have included substantial non-recurring legal and professional expenses in connection with our 1934 Act Registration of our common stock, auditing expense, and expenses in connection with our OTCBB (Over-The-Counter Bulletin Board) submission. More recently additional legal and professional expenses have been incurred.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES. On 5/23/02 we issued 30,000,000 shares for the acquisition and cancelled 60,095,000 former affiliate shares. By virtue of the rescission, the 30,000,000 shares are being cancelled and the 60,095,000 shares reissued, effective as of 5/23/02. We wiil reinstate the prevous positions effective as of 5/23/02. These shareholders will become record holders from their original acquisition dates.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM 5. OTHER INFORMATION. The change of auditors which would have occurred if the acquisition had not been rescinded, has not occurred and will not occur. There is and will be no change of auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. On August 14, 2002 we reported on Form 8-K the rescission of the acquisition of Liberator Medical Supply, Inc.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated.


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.

Dated:  August  19,  2002

                                       by


                                /s/Luke C. Zouvas
                                 Luke C. Zouvas
                               attorney custodian
                       acting as interim Officer/Director