Form 10KSB
period 2002-09-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2003-01-23
CIK 1063262

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2002

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

As  of  September  30,  2002:

     the aggregate number of shares held by non-affiliates was approximately 4,903,109.

     the number of shares outstanding of the Registrant's Common Stock was 24,934,776.

[ ] (Indicate by check mark if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

                                               Exhibit Index is found on page 30

                                TABLE OF CONTENTS

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  No  Acquisitions                                                    4
      (c)  Business  of  the  Issuer                                           5
      (d)  Reverse  Acquisition                                                5
      (e)  No  Acquisitions  Pending  or  Expected                             5

ITEM  2.  Description  of  Property                                            5

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
      (d)  Sales  of  Unregistered  Common  Stock,  Three  Years               7

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        7
      (a)  Plan  of  Operation  for  the  next  twelve  months                 7
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          8

ITEM  7.  Financial  Statements                                                8

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           9

PART  III                                                                      9

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons      9

ITEM  10.  Executive  Compensation                                            11

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management     11
      (a)  Security  Ownership  of  Certain  Beneficial  Owners               11
      (b)  Changes  in  Control                                               11

ITEM  12.  Certain  Relationships  and  Related  Transactions                 12

ITEM  13.  Controls  and  Procedures                                          12

ITEM  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   12
      (a)  Audit  Committee  Report                                           12
      (b)  Certification(s)  Pursuant  to  18  USC  Section  1350             12
      (c)  Form  8-K  Reports                                                 12
      (d)  Exhibits                                                           12

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  BUSINESS  DEVELOPMENT.

     (1) ORGANIZATION. This Corporation Oasis Entertainment's Fourth Movie Project, Inc. was duly incorporated in Nevada on April 9, 1998. We have on file with the Securities and Exchange Commission an Amended Form 1-A/Regulation A Offering Statement (File No. 24-3948) under the Securities Act of 1933, as amended. In that Offering Statement our business was described to be the production of low-budget films for theatrical, cable and video release. Since that time, we have caused the voluntary Registration (pursuant to the Securities Exchange Act of 1934) of our common stock as a class of securities. As a practical matter, we were required to register our common stock pursuant to
Section 12(g) of the 1934 Act, and to pursue continued acceptance for quotation on the OTCBB. There are no lock-up or shareholder pooling agreements between or among our shareholders. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.


     We first list our issuances chronologically, in the share amounts then applicable. We then provide a tabular display to show the effects of the several splits, both reverse and forward. Please refer to the Shareholder Equity section of our financial statements, wherein all share amounts have been retroactively adjusted to reflect those changes.


     1. FOUNDERS SHARES: 10,000,000 shares on April 9, 1998: 5,000,000 shares of common stock were issued (pursuant to Section 4(2) of the Securities Act of 1933) to each of the Registrant's two founders (recorded at predecessor cost of $-0-). [THE 10,000,000 SHARES ARE NOW 66,667 SHARES.]

     2. FURTHER ISSUANCES: On September 30, 1998, 1,500,000 shares of common stock were issued, and on April 20, 1999, 3,310,000 shares of common stock were issued, both at $0.10 per share for a total of $481,000 pursuant to an exemption from registration in an offering made in reliance upon the exemption provided by Regulation A of the Securities Act of 1933 to a total of 41 accredited investors. The total shares placed pursuant to Reg A, at $0.10 per share was 4,810,000. These 4,810,000 were the shares issued and outstanding as of our last previous Quarterly Report on Form 10-KSB. [THE 4,810,000 SHARES ARE NOW 32,067 SHARES.]

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

     3. OFFICER COMPENSATION. On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. Please see Part III, Item 10, for more information. [THE 30,000,000 NEW INVESTMENT HAVE BEEN CANCELLED.]

     4. REGISTERED ISSUANCE FOR SERVICES. On or about December 24, 2001, we registered 6,000,000 shares, on Form S-8, to pay for services in stock rather than cash, pursuant to that certain STOCK FOR SERVICES COMPENSATION PLAN attached thereto. The amount was computed at $0.02 per share for services valued at a total of $120,000.00. [THE 6,000,000 NEW INVESTMENT ARE NOW 4,000,000 SHARES.]

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

     REVERSE SPLIT. On September 18, 2002, following the rescission of our intended acquisition, we effected a 3 to 1 reverse split of our common stock

     5. REGISTERED ISSUANCE FOR SERVICES. On September 10, 2002 we issued 833,333 (post 3:1) shares for services, pursuant to registration.

     ADJUSTMENT OF SHARE AMOUNTS. The following table is intended to present the effect of the foregoing transactions, giving effect to the reverse and forward splits mentioned above.

                                                   REVERSE    FORWARD    REVERSE
                                                  100 to 1    1 to 2      3 to 1
--------------------------------------------------------------------------------
1. Founders Shares                 10,000,000     100,000     200,000     66,667
2. Further Issuances                4,810,000      48,100      96,200     32,067
     Subtotals                     14,810,000     148,100     296,200     98,734
                                   ----------     -------     -------     ------
              carried                             148,100     296,200     98,734
                                                  =======     =======     ======
     Rounding                                       1,856       3,712      1,237
3. Officer Compensation                        30,000,000  60,000,000 20,000,000
4. Registered Issuance for Services             6,000,000  12,000,000  4,000,000
                                               ----------  ---------- ----------
     Subtotals                                 36,149,956  72,299,912 24,099,971
                                               ==========  ========== ==========
              carried                                                 24,099,971
5. Registered Issuance for Services                                      833,333
     Rounding                                                              1,472
                                                                      ----------
                           TOTAL ISSUED and OUTSTANDING               24,934,776
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

          Item  5(d).  Sales  of  Unregistered  Common  Stock;

          Item  10.  Executive  Compensation;

          Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
Management.


      (2) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B) NO ACQUISITIONS. In November of 2001 we entered into a letter of intent to acquire Medical International Technology, Inc. ("MITI"), a Quebec, Canada corporation, for 17,000,000 shares. The proposed acquisition was cancelled.

     On May 23, 2002, we announced an acquisition of Liberator Medical Supply, Inc. The acquisition did not close and will not occur. As of May 16, 2002, J. Dan Sifford resigned and retired as sole Officer in favor of Mark A. Libratore as follows: Mr. Sifford resigned as President and Sole Officer, but he remained Director and Chairman of the Board of Directors. Mr. Libratore became President and a nominee for a member of the Board of Directors. These events were reported on Form 14F, pursuant to Section 14(f). Mr. Libratore was the sole shareholder of Liberator Medical Supply, Inc. On August 14, 2002, we announced that the intended acquisition of Liberator Medical Supply, Inc. had been rescinded, by mutual consent, and that there would be no acquisition. Luke C. Zouvas was appointed to serve as Attorney Custodian of this Issuer, as Interim Officer/Director.

 (C) BUSINESS OF THE ISSUER. Pursuant to our original business plan, we produced one full-length movie entitled "The Blood Game" intended for adult video and cable release. Its subject matter is adventure, and it contains nudity and violence. It was completed in November of 1999. The movie was produced for a cost of $168,430. We have as yet been unsuccessful in our efforts to sell or distribute this movie. While we have not abandoned our intention to market our production, there are no assurances that we will be able to sell or distribute this movie. If we are unsuccessful in these efforts, or if there is only limited distribution of the movie, then all or a part of the investment in production cost may be lost. For accounting purposes the capitalized costs for this movie were written off as an impairment loss during the year ended September 30, 1999. We do not presently enjoy sufficient funds to attempt another production.

 (D) REVERSE ACQUISITION. We have not abandoned our business plan to achieve profitable distribution of Blood Game, nor our interest in further participation in direct media advertising. We recognize, however, the contingency that our present business activities may fail to achieve the profitability for our shareholders to which we are committed. Accordingly, a mature and sober analysis of our present business and assets requires us to recognize the possibility of such failure, and the contingency that we would be required, in such a case, to pursue the acquisition of other profitable businesses or assets, by some form of business combination. The most likely form of such a combination would be by a reverse acquisition transaction. Accordingly, the following additional disclosure is presented as to the nature of such a contingency.

 (E) NO ACQUISITIONS PENDING OR EXPECTED. Current conditions are not favorable to pursuing any acquisition transactions at this time, in the opinion of present Management. We are presently dormant, in a holding-pattern and inactive, and expect to remain so for the next twelve months.

     COMPETITIVE BUSINESS CONDITIONS. Other better capitalized firms are engaged in the business of seeking business combinations by direct or reverse acquisition. We are at a significant competitive disadvantage in this industry. There can be no assurance that we would prove competitively attractive to the kinds of transactions we seek. Please See the Item 6 of part II, Management Discussion and Analysis, for more information and disclosure.


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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 15, 2002, a majority of our shareholders voted to change OUR corporate name of Liberator Medical Supply, Inc., back to Oasis Entertainment's 4th Movie Project, Inc., following the rescission of the transaction approved June 13, 2002; and, on September 4, 2002, to authorize a reverse split of the common stock of this corporation, 1 to 3 shares; provided that no shareholder be reversed below 100 shares, and no shareholder owning less than 100 shares shall be reversed.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. The Common Stock of this Issuer is quoted on the OTCBB (Over-The-Counter Bulletin Board). To the best of the Registrant's knowledge and belief, there has been no market activity, buying or selling, of our common stock, or trading in any security of ours at any time, until recently. The source of the following information is Bloomberg


                                   high         low
                  period ending     bid         bid          volume
                  -------------------------------------------------
                  3rd 2001         $0.16        0.12         10,000
                  4th 2001
                  ended 9/30       $3.00       $1.00      1,000,000
                  1st 2002          3.25        1.50        801,000
                  2nd 2002 (1)      7.67        3.03        236,670
                  3rd 2002          7.80        1.95        118,330
                  4th 2002
                  ended 9/30        4.20        0.18        250,000

       (1)  Post  Split  3  to  1  numbers

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

 (D) SALES OF UNREGISTERED COMMON STOCK, THREE YEARS. The following disclosure includes all sales of unregistered common stock during the past three years: On September 10, 2001, we issued (20,000,000)(post all splits) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued for officer compensation valued at $30,000.00. Please see
Part  III,  Item  10,  for  more  information.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Current conditions are not favorable to pursuing any acquisition transactions at this time, in the opinion of present Management. We are presently dormant, in a holding-pattern and inactive, and expect to remain so for the next twelve months.

     There can be no assurance that we will be successful in raising sufficient funding from any sources during the next twelve months. Even if we are successful in raising capital through any sources, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing (if any) could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We begin by calling attention to certain notes to our financial statements.

     Note 2 points out that our financial statements have been prepared assuming that we are a going concern; but caution is raised that our present condition raises substantial doubts about whether we can continue as such a going concern, without the infusion of funding from outside sources.

     We have no cash, receivables, or assets, nor history of revenues. We have engaged in no operations during the period of this report except as reported in
Item  1  of  Part  I.

     We are presently dormant and inactive and expect to remain so for the next twelve months.

     There is no assurance that we will ever make an acquisition or achieve profitability for shareholders.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Our Board of Directors, serving as its own Audit Committee, has made the required reviews as imposed upon the Audit Committee by the Securities and Exchange Commission rules and regulations. The attached financial statements have been approved for content and accuracy as discussed in the following Audit Committee report (Attachment A).

--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FK-02 Audited Financial Statements for the years ended September 30, 2002, 2001, and from inception April 9, 1998.
--------------------------------------------------------------------------------


             The Remainder of this Page is Intentionally left Blank

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have engaged a new Independent Auditor, prospectively, to review and comment on its next Annual Report, and to assist management in preparing other current reports. There has been no dispute of any kind or sort with any auditor on any subject.

     The new principal independent accounting firm is Chisholm & Associates, Inc., replacing our initial principal auditor, HJ & Associates, LLC. The decision to change accountants was recommended and approved by our Board of Directors. The firm of Chisholm & Associates, Inc. was engaged by the Board of Directors as the new certifying accountants on February 10, 2002.

     The former auditing firm, HJ & Associates, LLC neither resigned nor declined to stand for election. The former auditor's reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim periods through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.

     A letter addressed to the Securities and Exchanges Commission from the former auditor stating his agreement with the disclosures made in this filing is filed as an exhibit 16.1 to our Report on Form 8-K dated February 14, 2002.


                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Dan Sifford was our previous Officer and Director. Mark Libratore became a nominal officer briefly, but did not serve or consummate his office. Luke C. Zouvas, attorney at law has become our Custodian-Trustee, acting as Interim Sole Officer and Director.

     J. Dan Sifford, Jr., (63)(previous Officer/Director) grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been its president continuously during each of the past five years.

     Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage.

     Mark Libratore, (51) the President of Liberator Medical Supply, Inc. a full service durable medical supply company rapidly growing with at this time three national sales campaigns currently functioning, was briefly an officer of our corporation in anticipation of the acquisition of his private company. The transaction did not close and his appointment was rescinded by mutual consent.

     Luke C. Zouvas (32)(current Attorney-Custodian, acting as Interim Sole Officer/Director) was admitted to practice in California, in November of 2001. Since then he has engaged in the practice of litigation, and corporate transactions.


             The Remainder of this Page is Intentionally left Blank

                        ITEM 10.  EXECUTIVE COMPENSATION.

     On September 10, 2001, we issued Thirty Million (30,000,000) (pre-split) (WHICH BECAME 20,000 SHARES POST-SPLIT) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. These shares were later cancelled by mutual consent.

--------------------------------------------------------------------------------
Name                        Number of shares      Value             Total
                              (pre-split)       per share       Compensation
--------------------------------------------------------------------------------
J.  Dan  Sifford,
then President                  25,000,000         $ 0.001         $25,000.00
--------------------------------------------------------------------------------
Karl E. Rodriguez                5,000,000          $0.001         $ 5,000.00
then Counsel
--------------------------------------------------------------------------------
TOTAL                           30,000,000                            $30,000
--------------------------------------------------------------------------------

     These  shares  have  been  cancelled  by  mutual  consent.


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

--------------------------------------------------------------------------------
       Name and Address of                       Attributed
        Beneficial Owner                         Ownership                %
--------------------------------------------------------------------------------
Luke C. Zouvas, ESQ (1) Custodian
24843 Del Prado Suite 318
Dana  Point  CA  92629                            20,031,667            80.34
--------------------------------------------------------------------------------
All Officers and Directors as a Group             20,031,667            80.34
--------------------------------------------------------------------------------
Total  Shares  Issued  and  Outstanding           24,934,776           100.00
--------------------------------------------------------------------------------


(1) Our Custodian to hold in trust for interim control purposes only, and not for resale. The Custodian disclaims beneficial interest.


 (B) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer, other than the probability mentioned in Item 1 and elsewhere.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Luke C. Zouvas, Attorney-Custodian, has received the control block of 20,031,667 shares, in trust, and without claim of beneficial interest. The ultimate disposition of these shares in uncertain; however, it is to be expected that these shares will not be deemed entitled to reliance on any resale exemption, by any person or transferee of any person, without registration. If and when any acquisition might take place, by which we might acquire a target business, these shares would be expected to be subject either to registration or cancellation, as a part of any such transaction.

                       ITEM 13.  CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Changes in Internal Accounting. THERE WERE NO SIGNIFICANT CHANGES IN OUR INTERNAL CONTROLS OR OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT THESE CONTROLS SUBSEQUENT TO THE DATE OF THEIR EVALUATION. THERE WEE NO SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES, AND THEREFORE THERE WERE NO CORRECTIVE ACTIONS TAKEN. HOWEVER, THE DESIGN OF ANY SYSTEM OF CONTROLS IS BASED IN PART UPON THE ASSUMPTIONS ABOUT THE LIKELIHOOD OF FUTURE EVENTS, AND THERE IS NO CERTAINTY THAT ANY DESIGN WILL SUCCEED IN ACHIEVING ITS STATED GOAL UNDER ALL POTENTIAL FUTURE CONSIDERATIONS, REGARDLESS OF HOW REMOTE.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A)  AUDIT  COMMITTEE  REPORT.  Attachment  A.

 (B)  CERTIFICATION(S)  PURSUANT  TO  18  USC  SECTION  1350.  Attachment  B

 (C) FORM 8-K REPORTS. During the annual period of this report, we filed three current reports on Forms 8-K:

     FEBRUARY 14, 2002: Our new principal independent accounting firm is Chisholm & Associates, Inc., replacing our initial principal auditor, HJ & Associates, LLC. The decision to change accountants was recommended and approved by our Board of Directors. The firm of Chisholm & Associates, Inc. was engaged by the Board of Directors as the new certifying accountants on February 12, 2002. The former auditing firm, HJ & Associates, LLC neither resigned nor declined to stand for election. The former auditor's reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim periods through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.

     MAY 23, 2002: Nominal control of our issuer changed briefly, in anticipation of an acquisition which did not occur. As of May 16, 2002, J. Dan Sifford resigned and retired as sole Officer in favor of Mark A. Libratore as follows: Mr. Sifford resigned as President and Sole Officer, but he remained
Director and Chairman of the Board of Directors, temporarily. (Mr. Libratore became President and a nominee for a member of the Board of Directors, but his appointment and nomination were rescinded later by mutual consent.)

     AUGUST 14, 2002: Mark A. Libratore will not control this Issuer. The acquisition by Oasis Entertainment's Fourth Movie Project, Inc. of Liberator Medical Supply, Inc. has been rescinded by mutual consent. Interim control of this Registrant has passed to Luke C. Zouvas, attorney, as Custodian, to act as interim Officer/Director for the limited purposes of restoring Oasis to its pre-rescission condition.

 (D) EXHIBITS. The following Exhibits are incorporated by reference from our previous Annual Report.

[3]   ARTICLES  OF  INCORPORATION  AND  BY-LAWS

    3.1     ARTICLES  OF  INCORPORATION
    3.2     BY-LAWS

 (E) EXHIBITS. The following Exhibit is incorporated by reference from our Report on Form 8-K dated February 14, 2002:

           Exhibit 16.1 Letter on Change in Certifying Accountant from HJ & Associates, LLC

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their individual capacities and on the date, as indicated.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                              a nevada corporation


Dated:  January  14,  2003



                                /s/Luke C Zouvas
                                 Luke C. Zouvas
                                Custodian/Trustee

--------------------------------------------------------------------------------

                                    EXHIBIT A

                             AUDIT COMMITTEE REPORT

--------------------------------------------------------------------------------

                Oasis Entertainment's Fourth Movie Project, Inc.
                           24843 Del Prado, Suite 326
                          Dana Point, California 92629

Form  Type:  10-KSB

                             AUDIT COMMITTEE REPORT

     The Audit Committee of Oasis Entertainment's 4th Movie Project ("Oasis") is composed of the Corporation's Board of Directors. The members of the Committee are J. Dan Sifford (who was Officer/Director during (2002)and Luke C. Zouvas (our present Attorney-Custodian/Officer-Director). The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

     Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2002 filed with the Securities and Exchange Commission.

/s/J.  Dan  Sifford                                          /s/Luke  C.  Zouvas
   J.  Dan  Sifford                                             Luke  C.  Zouvas
Former  President/Director          Attorney-Custodian  as Sole Officer/Director

--------------------------------------------------------------------------------

                                    EXHIBIT B

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


      Luke C. Zouvas, Officer/Director of this Registrant Company, hereby certifies, to the best of my knowledge and belief, in connection with this Annual Report on Form 10-KSB, dated January 14, 2003:


     (1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  January  14,  2003


                                /s/Luke C. Zouvas
                                 Luke C. Zouvas

                          OASIS ENTERTAINMENT'S FOURTH
                               MOVIE PROJECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


                                 C O N T E N T S


Independent  Auditors'  Reports                                                3

Balance  Sheet                                                                 5

Statements  of  Operations                                                     6

Statements  of  Stockholders'  Equity                                          7

Statements  of  Cash  Flows                                                    9

Notes  to  the  Financial  Statements                                         10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors
Oasis  Entertainment's  Fourth  Movie  Project,  Inc.
(A  Development  Stage  Company)
Dana  Point,  California


We have audited the accompanying balance sheet of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) as of September 30, 2002, and the related statements of operations, stockholders equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Oasis Entertainment's Fourth Movie Project, Inc. as of September 30, 2001 and for the year then ended, were audited by other auditors whose report, dated January 3, 2002, expressed an unqualified opinion.

We conducted our audit in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) as of September 30, 2002 and the results of its operations and its cash flows for the year then ended and from inception on April 9, 1998 through September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


/s/CHISHOLM  &  ASSOCIATES
CHISHOLM  &  ASSOCIATES
North  Salt  Lake,  Utah
January  8,  2003

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                               September  30,
                                                                     2002
--------------------------------------------------------------------------------

CURRENT  ASSETS

     Cash  and  cash  equivalents                                $          0
                                                                 -------------
          Total  Current  Assets                                            0
                                                                 -------------
          TOTAL  ASSETS                                          $          0
                                                                 =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
                 ----------------------------------------------

CURRENT  LIABILITIES

     Accounts  payable                                           $          0
     Notes  payable  -  related  parties  (Note  6)                   399,654
                                                                 -------------
          Total  Current  Liabilities                                 399,654
                                                                 -------------

STOCKHOLDERS  EQUITY/(DEFICIT)

     Common stock; 100,000,000 shares authorized of $0.001
      par value, 24,933,301 shares issued and outstanding              24,933
     Additional  paid-in  capital          752,547
     Deficit  accumulated  during  the  development  stage         (1,177,134)
                                                                 -------------

          Total  Stockholders'  Equity/(Deficit)                     (399,654)
                                                                 -------------

          TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY         $          0
                                                                 =============

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                             From
                                                                         Inception  on
                                                                           April  9,
                                               For the Years Ended       1998  Through
                                                 September  30,          September  30,
                                             2002              2001           2002
---------------------------------------------------------------------------------------
REVENUES                                  $          0  $           0  $            0
                                          --------------------------------------------

EXPENSES
     Legal  fees                                12,241        105,668         117,909
     Consulting  fees                          101,272        150,000         251,272
     Bad  debt  expense                              0         46,300          46,300
     General  and  administrative               40,157         83,332         189,850
                                          --------------------------------------------
          Total  Expenses                      153,670        385,300         605,331
                                          --------------------------------------------
LOSS  BEFORE  DISCONTINUED
  OPERATIONS                                  (153,670)      (385,300)       (605,331)
                                          --------------------------------------------
     Net loss from discontinued operations    (283,203)        (8,833)       (292,036)
     Net  loss from disposal of discontinued
        operations                            (115,947)             0        (115,947)
                                          --------------------------------------------
Net  loss  from  operations                   (552,820)      (394,133)     (1,013,314)
                                          --------------------------------------------

OTHER  INCOME  (EXPENSE)
     Impairment  loss                                0              0        (168,430)
     Interest  expense                          (9,000)       (21,580)        (47,788)
     Interest  income                            4,417         11,548          52,398
                                          --------------------------------------------
          Total  Other  Income (Expense)        (4,583)       (10,032)       (163,820)
                                          --------------------------------------------
NET  LOSS                                     (557,403)      (404,165)     (1,177,134)
                                          --------------------------------------------

OTHER  COMPREHENSIVE  INCOME  (LOSS)

     Change  in  value  of  securities
      available-for-sale                       (94,350)       205,913               0
                                          --------------------------------------------
          Total Other Comprehensive Income
            (Loss)                             (94,350)       205,913               0
                                          --------------------------------------------

NET  COMPREHENSIVE  (LOSS)                $   (651,753)   $  (198,252)   $ (1,177,134)
                                          ============================================

BASIC  LOSS  PER  SHARE-OPERATING         $      (0.00)   $     (0.01)
BASIC  LOSS  PER  SHARE-DISCONTINUED      $      (0.02)   $     (0.00)
                                          ============================
BASIC  LOSS  PER  SHARE                   $      (0.02)   $     (0.01)
                                          ============================


WEIGHTED  AVERAGE  NUMBER
 OF  SHARES  OUTSTANDING                    24,136,165     10,231,926
                                          ============================

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity/(Deficit)


                                                                                                   Accumulated       Deficit
                                                                                                       Other       Accumulated
                                                                      Additional          Stock    Comprehensive    During  the
                                            Common  Stock              Paid-In        Subscription     Income       Development
                                        Shares          Amount         Capital         Receivable      (Loss)          Stage
--------------------------------------------------------------------------------------------------------------------------------
Balance  at  inception  on
 April  9,  1998                              0    $            0    $           0    $          0    $        0    $         0

Common  stock  issued  to
 founders  recorded  at
 predecessor  cost  of $0.00             66,667                67              (67)              0             0              0

Common  stock  issued  for
 cash at $15.00 per share                10,000                10          149,990        (150,000)            0              0

Net  loss  from  inception  on
 April  9,  1998  through
 September  30,  1998                         0                 0                0               0             0              0
                                        ----------------------------------------------------------------------------------------

Balance,  September  30,  1998           76,667                77          149,923        (150,000)            0              0

Receipt  of  stock  subscription              0                 0                0         150,000             0              0

Common  stock  issued  for  cash
 at  $15.00  per  share                  22,066                22          330,978               0             0              0

Accrued  interest  on  notes  to
 related  parties  recorded  as
 contributed  capital                         0                 0            4,628               0             0              0

Net  loss  for  the  year  ended
 September  30,  1999                         0                 0                0               0             0       (194,139)
                                        ----------------------------------------------------------------------------------------

Balance,  September  30,  1999           98,733                99          485,529               0             0       (194,139)

Holding  loss  on  securities
 available-for-sale                           0                 0                0               0      (111,563)             0

Accrued  interest  on  notes  to
 related  parties  recorded  as
 contributed  capital                         0                 0           12,580               0             0              0

Net  loss  for  the  year  ended
 September  30,  2000                         0                 0                0               0             0        (21,427)
                                        ----------------------------------------------------------------------------------------

Balance,  September  30,  2000           98,733    $           99    $     498,109    $          0    $ (111,563)    $ (215,566)
                                        ========================================================================================

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity/(Deficit)
                                  (continued)

                                                                                                    Accumulated      Deficit
                                                                                                       Other       Accumulated
                                                                      Additional          Stock    Comprehensive    During the
                                            Common  Stock              Paid-In        Subscription     Income       Development
                                        Shares          Amount         Capital         Receivable      (Loss)          Stage
--------------------------------------------------------------------------------------------------------------------------------
Balance,  September  30,  2000           98,733    $           99    $     498,109    $         0    $ (111,563)    $  (215,566)

Fractional  shares  issued                1,235                 1               (1)             0             0               0

Common  shares  issued  to
 directors  at  $0.0015  for
 services rendered                   26,666,667            26,667           13,333              0             0               0

Common  shares  issued
 at  $0.03  per  share  for
 services  rendered                   4,000,000            4,000           116,000              0             0               0

Holding gain recognized on securities
 held  as  available-for-sale                 0                0                 0              0       205,913               0

Interest  accrued  on  notes  payable  to
 related  parties  recorded  as  additional
 paid-in  capital                             0                0             9,000              0             0               0

Net  loss  for  the  year  ended
 September  30,  2001                         0                0                 0              0             0        (404,165)


Balance, September 30, 2001          30,766,635           30,767           636,441              0        94,350        (619,731)

Cancellation of shares by officers   (6,666,667)          (6,667)            6,667              0             0               0

Fractional  shares                        1,475                2                (2)             0             0               0

Shares issued at $.12 per share for
 Services                               833,333              833           100,439              0             0               0

Interest accrued on notes payable to
 related parties recorded as contribution
 to capital                                   0                0             9,000              0             0               0
Holding  losses  recognized  on  securities
 held  as  available-for-sale                 0                0                 0              0       (94,350)              0

Net  loss  for  the  year  ended
 September  30,  2002                         0                0                 0              0             0        (557,403)
                                        ----------------------------------------------------------------------------------------

Balance, September 30, 2002          24,934,776    $      24,935    $      752,545    $         0    $        0    $ (1,177,134)
                                        ========================================================================================

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                           From
                                                                                      Inception  on
                                                                                         April  9,
                                                       For the Years Ended             1998 Through
                                                          September  30,              September  30,
                                                     2002              2001                2002
-----------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

 Net  loss                                      $    (557,403)    $     (404,165)    $  (1,177,134)
 Adjustments to reconcile net loss to net cash (used)
 by operating activities:
 Bad  debt expense                                          0             46,300            46,300
 Common stock issued for services                     101,272            160,000           261,272
 Interest on notes payable-related  party               9,000              9,000            35,208
 Loss  on  disposal of discontinued operations        397,995                  0           397,995
Changes in assets and liabilities:
     (Increase) in interest receivable                 (4,417)           (11,548)          (42,995)
      Increase (decrease) in accounts payable            (949)               949                 0
                                                ---------------------------------------------------
 Net Cash (Used) by Operating Activities              (54,502)          (199,464)         (479,354)
                                                ---------------------------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

 Cash  paid  for  investments                               0                  0          (255,000)

 Net  Cash  (Used)  by  Investing  Activities               0                  0          (255,000)
                                                ---------------------------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

 Proceeds paid on notes receivable-related parties          0                  0          (246,300)
 Principal  received  on  notes
  receivable-related parties                                0                  0           100,000
 Proceeds received on notes payable-related party      54,502            198,969           399,654
     Common  stock  issued  for  cash                       0                  0           481,000
                                                ---------------------------------------------------
 Net Cash Provided by Financing Activities             54,502            198,969           734,354
                                                ---------------------------------------------------

NET  INCREASE  (DECREASE)  IN  CASH                         0               (495)                0

CASH  AT  BEGINNING  OF  PERIOD                             0                495                 0
                                                ---------------------------------------------------
CASH  AT  END  OF  PERIOD                       $           0    $             0    $            0
                                                ===================================================

SUPPLEMENTAL  CASH  FLOW  INFORMATION

CASH  PAID  FOR:

     Interest                                   $           0    $             0    $            0
     Income  taxes                              $           0    $             0    $            0

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2002 and 2001


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

     d.  Basic  Loss  Per  Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


                                                     For the years ended
                                                        September  30,
                                                  2002                2001
                                         -------------------------------------

 Numerator-Discontinued Operations       $     (399,150)        $     (8,833)
 Numerator-Operating Activities                (158,253)            (395,332)
                                         ------------------------------------
 Numerator-Net Loss                            (557,403)            (404,165)
 Denominator-weighted average number of
 shares outstanding                          24,136,165           30,697,777
                                         ------------------------------------

 Loss per share-discontinued operations           (0.02)               (0.00)
 Loss per share-operating activities              (0.00)               (0.01)
                                         ------------------------------------
 Loss  per  share                        $        (0.02)        $      (0.01)
                                         ====================================

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2002 and 2001


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (Continued)

     e.  Income  Taxes

At September 30, 2002, the Company had net operating loss carryforwards of approximately $1,016,000 that may be offset against future taxable income from the year 2001 through 2017. No tax benefit has been reported in the September
30, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                   For the Years Ended
                                                      September  30,
                                                2002                 2001
                                         -----------------------------------

  Income tax benefit at statutory rate   $       211,381     $      92,783
     Change  in  valuation  allowance           (211,381)          (92,783)
                                         -----------------------------------
                                         $             0     $           0
                                         ===================================

     Deferred  tax  assets  are  comprised  of  the  following:

                                                   For the Years Ended
                                                      September  30,
                                                2002                 2001
                                         -----------------------------------

 Income tax benefit at statutory rate    $     386,080     $       174,699
     Valuation  allowance                     (386,080)           (174,699)
                                         -----------------------------------
                                         $           0     $             0
                                         ===================================

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

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2002 and 2001


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES -
(Continued)

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

     h.  Investments  in  Available-for-Sale  Securities

The Company had a limited portfolio of investments in marketable equity securities at September 30, 2001. In 2002 all securities were returned pursuant to a settlement agreement, (See Note 3). Management determines the appropriate classification of all securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

Available-for-sale securities consist of marketable securities not classified as either trading or held-to-maturity. Available-for-sale securities are stated at fair market value, and all unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity under the subheading "Accumulated other comprehensive income (loss)."

     i.  Changes  in  Accounting  Principle

     In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. The adoption of these principles had no material effect on the Company's financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2002 and 2001


NOTE  2  -     GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek out and consummate a merger with an existing operating company or find other business operations. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE  3  -     ROYALTY  AGREEMENT  -  RELATED  PARTY

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation ("Reliant"), a related party, under which the Company committed to provide funding for three "infomercials" Reliant was to produce. Under the terms of this agreement, the Company provided a total of $250,000 for this purpose. As consideration for this funding, Reliant issued 250,000 restricted, post-split shares of its common stock to the Company. Also, Reliant agreed to pay the Company a royalty equal to two percent of the adjusted gross revenues created by the infomercials until the Company had received $625,000. The royalty would be reduced to one percent of the revenues thereafter.

In June 2002, the Company agreed to settle $283,203 in payables with Reliant by transferring the above stock and canceling a note receivable in the amount of $144,150 with accrued interest, due from Reliant. The Company also transferred all movie and editing activities in connection with the settlement agreement. The loss is disclosed under disposal of discontinued operations. The Royalty agreement was also cancelled pursuant to the settlement agreement.

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

On May 25, 1999, the Company agreed to lend another $200,000 to Reliant. This loan accrues interest at 10% per annum and was due on September 1, 1999. As part of the consideration for this loan, Reliant issued 5,000 shares of its restricted common stock to the Company. The 5,000 shares were originally recorded at a cost of $1.00 per share, based on the determination of the previous agreement. As of June 10, 2002, the outstanding principal balance of this loan was $100,000, plus $44,150 in accrued interest. The note was then canceled pursuant to the settlement agreement as mentioned in NOTE 3.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2002 and 2001


NOTE  5  -  NOTES  RECEIVABLE  -  RELATED  PARTIES

     As of September 30, 2001, the Company had a total of $46,300 in notes receivable from related parties. Each of these notes were unsecured. Each of the notes are non-interest bearing and have no specific payback terms. Due to the fact that no payments have been received on these notes for over two years, the notes were considered uncollectible and written off. Bad debt expense of $46,300 was realized in the 2001 period.

NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTIES

As of September 30, 2002, the Company had a total of $399,654 in notes payable to related parties. Three of the notes are non-interest bearing, and have no specific payback terms, and are unsecured. A 10% interest rate has been imputed for these loans, which has been recorded as contributed capital in the financial statements.

In addition to these notes, the Company holds a note payable of $309,654 to Paladin Global Group, Ltd. (formerly Intrepid International, Inc.)(Paladin). This note bears interest at a rate of 18% per annum. Paladin is a related party with whom the Company shares office space, office equipment, and certain officers and directors. Paladin loaned the Company $54,502 and $186,389 during the years ending September 30, 2002 and 2001, respectively. During the year ended September 30, 2001, the Company's cash assets became completely depleted, and Paladin began paying the Company's expenses out of Paladin's bank accounts, and billing the Company for the same amounts. As of September 30, 2002, the Company had not yet made any payments on the note, and Paladin had made no demands for payment.

NOTE  7  -     COMMON  STOCK  TRANSACTIONS

In 1998, the Company issued 10,000 shares of its common stock under a stock subscription at $15.00 per share. The stock subscription was collected in 1999 for $150,000 in cash. In 1999, the Company also issued an additional 22,066 shares of its common stock for cash at $15.00 per share for proceeds of $331,000.

     During the year ended September 30, 2001, the Company elected to perform a 1 for 100 reverse-split of its common stock. The total issued and outstanding shares immediately after the reverse-split totaled 98,733. The Company also issued 1,235 fractional shares pursuant to this action.

     In September 2001, the Company elected to issue 26,666,667 (forward split) shares of its common stock to directors for services rendered. These shares were valued at a value of $0.001(pre-split shares). Later, the Company elected to issue an additional 4,000,000 shares of its common stock at $0.032
(pre-split) per share, as consideration for services rendered by outside parties.

Effective October 1, 2001, officers of the Company cancelled 6,666,667 shares of common stock for no consideration.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         September  30,  2002  and  2001

NOTE  7  -     COMMON  STOCK  TRANSACTIONS  (continued)

     In December 2001, the Company elected to forward-split its common stock on a 2 for 1 basis. All references to the Company's common stock made herein have been retroactively stated to reflect this action.

During the year ended September 30, 2002, the Company elected to perform a 1 for 3 reverse stock split. Fractional shares of 1475 were issued therewith. The financial statements have been retroactively restated to reflect this split.

In September 2002, the Company authorized the issuance fo 833,333 shares to be issued pursuant to an S-8 offering, for services valued at $101,272 (or $.12 per share).

NOTE  8  -     OTHER  RELATED  PARTY  TRANSACTIONS

Common  Officer
---------------

Mr. Karl Rodriquez served as a member of the Board of Directors for both Reliant and the Company during the year 2001. In 2002, Mr. Rodriquez resigned as a member of the Board of the Company.

NOTE  9  -     DISCONTINUED  OPERATIONS

As discussed in Note 3 above, the Company settled various liabilities to Reliant Interactive with the cancellation of Notes receivable, and the return of Reliant stock. At the same time the Company assigned all interest in the movie production and editing operations they had to Reliant. All activities related to the movie production and editing operations have been classified as discontinued operations on the statement of operations. A loss was incurred in the transfer of the assets and forgiveness of liabilities concurrent with this transaction, and has been disclosed as a loss from disposal of discontinued operations.