Form 10KSB/A
period 2002-09-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2003-01-28
CIK 1063262

FORM 10-K-SB/A

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

 This Amendment to the 10-KSB filed on January 23, 2003 is being made to include The previously omitted Auditors Report from HJ & Associates. The body of the 10-KSB is omitted from this filing only and can be viewed in it's entirety at www.sec.gov.

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

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
Oasis  Entertainment's  Fourth  Movie  Project,  Inc.
(A  Development  Stage  Company)
Dana  Point,  California


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) for the year ended September 30, 2001, and from inception on April 9, 1998 through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Oasis Entertainment's Fourth Movie Project, Inc. (a development stage company) for the year ended September 30, 2001, and from inception on April 9, 1998 through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/HJ  Associates  &  Consultants,  LLP
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