Form 10QSB
period 2002-12-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2003-02-14
CIK 1063262

`United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                       Commission File Number:  000-28881

                 For the Second Quarter ended December 31, 2002

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

As of December 31, 2002, 72,299,912 shares of the Registrants Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three months ended December 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.


             The Remainder of this Page is Intentionally left Blank

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                  (Unaudited)

                                                        December 31,  September 30,
                                                            2002          2002
----------------------------------------------------------------------------------
      ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $         0
                                                        ------------  ------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0             0

OTHER ASSETS

Note receivable. . . . . . . . . . . . . . . . . . . .            0             0
Investments. . . . . . . . . . . . . . . . . . . . . .            0             0
                                                        ------------  ------------

TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .            0             0

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         0   $         0
                                                        ============  ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $         0   $         0
Notes payable - related parties. . . . . . . . . . . .      454,354       399,654
                                                        ------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .      454,354       399,654

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 24,934,776 shares
   and 24,934,776 shares respectively. . . . . . . . .       24,933        24,933
Additional Paid-In Capital . . . . . . . . . . . . . .      752,547       752,547
Accumulated other comprehensive income (loss) .  . . .            0             0
Accumulated Equity (Deficit) . . . . . . . . . . . . .   (1,231,834)   (1,177,134)
                                                        ------------  ------------

Total Stockholders' Equity . . . . . . . . . . . . . .     (454,354)     (399,654)
                                                        ------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $         0   $         0
                                                        ============  ============

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   From
                                                                               Inception on
                                                               For the            April 9,
                                                         three months ended    1998 through
                                                             December 31,       December 31,
                                                         2002          2001          2002
---------------------------------------------------------------------------------------------
Revenues. . . . . . . . . . . . . . . . . . . . . .  $         0   $         0   $         0
                                                     ------------  ------------  ------------

  General and administrative. . . . . . . . . . . .       54,700       153,693       668,864
                                                     ------------  ------------  ------------

Net income (loss) before discontinued operations. .      (54,700)     (153,693)     (668,864)
                                                     ------------  ------------  ------------

  (Loss) from discontinued operations . . . . . . .            0             0      (283,203)
  (Loss) from disposal of discontinued operations .            0             0      (115,947)
                                                     ------------  ------------  ------------

Net (loss) from operations. . . . . . . . . . . . .      (54,700)     (153,693)   (1,068,014)
                                                     ------------  ------------  ------------

Other income (expense)

  Impairment Loss . . . . . . . . . . . . . . . . .            0             0      (168,430)
  Interest expense. . . . . . . . . . . . . . . . .            0             0       (47,788)
  Interest income . . . . . . . . . . . . . . . . .            0             0        52,398
                                                     ------------  ------------  ------------

Total other income (expense). . . . . . . . . . . .            0             0      (163,820)
                                                     ------------  ------------  ------------

Net Profit (Loss) . . . . . . . . . . . . . . . . .      (54,700)     (153,693)   (1,231,834)
                                                     ------------  ------------  ------------

Other comprehensive income (loss)

  Change in value of securities available-for-sale.            0             0             0
                                                     ------------  ------------  ------------

Total other comprehensive income (loss) . . . . . .            0             0             0
                                                     ------------  ------------  ------------

Net Comprehensive (Loss). . . . . . . . . . . . . .  $   (54,700)  $  (153,693)  $(1,231,834)
                                                     ------------  ------------  ------------

Gain (Loss) per Share . . . . . . . . . . . . . . .  $     (0.00)  $     (0.01)  $     (0.19)
                                                     ============  ============  ============

Weighted Average
    Shares Outstanding. . . . . . . . . . . . . . .   24,934,776    23,520,228     6,499,288
                                                     ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                                      For the            April 9,
                                                                 three months ended    1998 through
                                                                     December 31,      December 31,
                                                                  2002        2001         2002
----------------------------------------------------------------------------------------------------
  Operating Activities
    Net Income (Loss) . . . . . . . . . . . . . . . . . . . .  $ (56,439)  $(153,693)  $(1,233,573)
    Bad debt expense. . . . . . . . . . . . . . . . . . . . .                               46,300
    Common Stock issued for services. . . . . . . . . . . . .                              261,272
    Interest on notes payable - related party . . . . . . . .                               35,208
    Loss on disposal of discontinued operations . . . . . . .                                    0
  Changes in assets and liabilities
    (Increase) in interest receivable . . . . . . . . . . . .                              (42,995)
    Increase in accounts payable. . . . . . . . . . . . . . .     56,439     153,693       454,434
                                                               ----------  ----------  ------------

  Net Cash from Operations. . . . . . . . . . . . . . . . . .          0           0      (479,354)

  Cash flows from investing activities

  Cash paid for investments . . . . . . . . . . . . . . . . .                             (255,000)
                                                               ----------  ----------  ------------

  Net cash (used) by investing activities . . . . . . . . . .                             (255,000)
                                                               ----------  ----------  ------------

  Cash flows from financing activities
    Proceeds paid on notes receivable - related parties . . .                             (246,300)
    Principal received on notes receivable - related parties.                              100,000
    Proceeds received on notes payable - related parties. . .          0           0       399,654
    Common stock issued for cash. . . . . . . . . . . . . . .                              481,000
                                                               ----------  ----------  ------------

  Net cash provided by financing activities . . . . . . . . .          0           0       734,354
                                                               ----------  ----------  ------------

  Net increase (decrease) in Cash . . . . . . . . . . . . . .          0           0             0

  Cash at beginning of period . . . . . . . . . . . . . . . .          0           0           -0-

  Cash as of Statement Date . . . . . . . . . . . . . . . . .  $       0   $       0   $         0
                                                               ==========  ==========  ============

  Supplemental Cash Flow Information
    Cash Paid for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0
    Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0

  The accompanying notes are an integral part of these financial statements.

                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002



NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We expect to remain inactive for the next twelve months. We have no business or operations.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have recorded no revenues in recent or comparable period. Our operating expenses for the recent past quarters years have consisted substantially of legal and professional expenses in connection with our Federal and State filing requirements. Some additional non-recurring expenses have been incurred in connection with unsuccessful acquisitions.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated.


                OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
Dated:  February  11,  2003
                                       by


                                /s/Luke C. Zouvas
                                 Luke C. Zouvas
                               attorney custodian
                       acting as interim Officer/Director

--------------------------------------------------------------------------------

                                    EXHIBIT A

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350
--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


      Luke C. Zouvas, Officer/Director of this Registrant Company, hereby certifies, to the best of my knowledge and belief, in connection with this Annual Report on Form 10-KSB, dated February 11, 2003:


     (1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  February  11,  2003


                                /s/Luke C. Zouvas
                                   Luke C. Zouvas