Form 10QSB
period 2003-03-31
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2003-05-15
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Commission File Number: 000-28881

For the Second Quarter ended March 31, 2003

Oasis Entertainment's Fourth Movie Project, Inc.

Nevada	88-0403762
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

24843 Del Prado, Suite 326 Dana Point, California	92629
(Address of principal executive offices)	(Zip Code)
(949) 487-7295
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:   :    None

Securities registered pursuant to Section 12(g) of the Act:  :    Common Stock

As of December 31, 2002, 24,934,776 shares of the Registrants Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes ☐no ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements .

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

Page 1

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

Item 4. Submission of Matters to Vote of Security Holders . None.

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K. None

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated.

Oasis Entertainment's Fourth Movie Project, Inc.
Dated: May 14, 2003

By:	/s/ Luke C. Zouvas
Luke C. Zouvas
attorney custodian acting as interim Officer/Director

Exhibit A

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION OF CUSTODIAN

  In connection with the Quarterly Report of Oasis Entertainments Fourth Movie Project, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Luke Zouas, Custodian of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of  the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material  respects, the financial condition and result of operations of the Company.

 /s/ Luke Zouvas
 Luke Zouvas Custodian

      May 14, 2003

Exhibit 99.1

Section 302 Certification

CERTIFICATIONS Pursuant to Section 302

      I, Luke Zouvas , certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Oasis Entertainments Fourth Movie Project Inc. ;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 14, 2003

/s/Luke Zouvas
Luke Zouvas
Custodian

Page 6

OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(a Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2002	2002

ASSETS

CURRENT ASSETS

Cash	$0	$0

TOTAL CURRENT ASSETS	0	0

OTHER ASSETS

Note receivable	0	0
Investments	0	0

TOTAL OTHER ASSETS	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable	$0	$0
Notes payable - related parties	489,985	399,654

TOTAL LIABILITIES	489,985	399,654

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 24,934,776 shares
and 24,934,776 shares respectively	24,934	24,934
Additional Paid-In Capital	752,546	752,546
Accumulated other comprenhensive income (loss)	0	0
Accumulated Equity (Deficit)	(1,267,465)	(1,177,134)

Total Stockholders' Equity	(489,985)	(399,654)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

F - 1

OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(a Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					From
					Inception on
					April 9,
	For the three months ended		For the six months ended		1998 through
	March 31,		March 31,		March 31,
	2003	2002	2003	2002	2003

Revenues	$-0-	$-0-	$-0-	$-0-	-0-

General and administrative	33,892	17,929	90,331	171,622	704,495

Net income (loss) before discontinued operations	(33,892)	(17,929)	(90,331)	(171,622)	(704,495)

(Loss) from discontinued operations	0	0	0	0	(283,203)
(Loss) from disposal of discontinued operations	0	0	0	0	(115,947)

Net (loss) from operations	(33,892)	(17,929)	(90,331)	(171,622)	(1,103,645)

Other income (expense)

Impairment Loss	0	0	0	0	(168,430)
Interest expense	0	0	0	0	(47,788)
Interest income	0	0	0	0	52,398

Total other income (expense)	0	0	0	0	(163,820)

Net Profit (Loss)	(33,892)	(17,929)	(90,331)	(171,622)	(1,267,465)

Other comprehensive income (loss)

Change in value of securities available-for-sale	0	0	0	0	0

Total other comprehensive income (loss)	0	0	0	0	0

Net Comprehensive (Loss)	$(33,892)	$(17,929)	$(90,331)	$(171,622)	(1,267,465)

Gain (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	(0.20)

Weighted Average
Shares Outstanding	24,934,776	72,299,914	24,934,776	73,948,264	6,499,288

The accompanying notes are an integral part of these financial statements.

F - 2

OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(a Development Stage Company)
STATEMENT OF CASH FLOW
(Unaudited)

			Inception on
			April 9,
	For the six months ended		1998 through
	March 31,		March 31,
	2003	2002	2003
Operating Activities

Net Income (Loss)	$(90,331)	$(171,622)	$(1,267,465)
Bad debt expense			46,300
Common Stock issued for services			261,272
Interest on notes payable - related party			35,208
Loss on disposal of discontinued operations			0
Changes in assets and liabilities
(Increase) in interest receivable			(42,995)
Increase in accounts payable	90,331	171,622	488,326

Net Cash from Operations	0	0	(479,354)

Cash flows from investing activities

Cash paid for investments	-	-	(255,000)

Net cash (used) by investing activities	-	-	(255,000)

Cash flows from financing activities
Proceeds paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related parties			100,000
Proceeds received on notes payable - related parties	0	0	399,654
Common stock issued for cash			481,000

Net cash provided by financing activities	0	0	734,354

Net increase (decrease) in Cash	0	0	0

Cash at beginning of period	0	0	-0-

Cash as of Statement Date	$0	$0	$0

Suplemental Cash Flow Information
Cash Paid for:
Interest	$0	$0	$0
Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

F - 3

OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2003

NOTES TO FINANCIAL STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended September 30, 2002.

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

F - 4