Form 10QSB
period 2003-06-30
OASIS ENTERTAINMENTS FOURTH MOVIE PROJECT INC
filed 2003-08-14
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Commission File Number: 000-28881

For the Third Quarter ended June 30, 2003

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

As of June 30, 2002, 49,934,776 shares of the Registrants Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes ❒ no ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements .

The financial statements, for the three months and nine months ended June 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Plan of Operation for the next twelve months. We expect to remain inactive for the next tweleve months. We have no business or operations.

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have recorded no revenues in recent or comparable period. Our operating expenses for the recent past quarters  has consisted substantially of legal and professional expenses in connection with our Federal and State filing requirements. Some additional non-recurring expenses have been incurred in connection with unsuccessful acquistions.

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

Oasis Entertainment's Fourth Movie Project, Inc.
Dated: August 11, 2003

by

/s/Luke C. Zouvas
Luke C. Zouvas
Custodian

Page - 2

Exhibit 31

Page - 3

CERTIFICATIONS Pursuant to Section 302

I, Luke C. Zouvas , certify that:

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

Date: August 11, 2003
/s/Luke C. Zouvas
Luke C. Zouvas
Custodian

Page - 4

Exhibit 32

Page - 5

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Quarterly Report of Oasis Entertainments Fourth Movie Project, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Luke C. Zouvas, Custodian of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Luke C. Zouvas
Luke C. Zouvas
Custodian
August 11, 2003

Page - 6

Oasis Entertainment Fourth Movie Project, Inc.
(a Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2003	2002
ASSETS
	(Unaudited)
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	501,456	399,654

Total Current Liabilities	501,456	399,654

Total Liabilities	501,456	399,654

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
49,934,776 and 24,934,776 shares issued and outstanding respectively	49,935	24,934
Additional Paid in Capital	757,047	752,546
Accumulated Deficit	(1,308,438)	(1,177,134)

Total Stockholders' Equity	(501,456)	(399,654)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 7

Oasis Entertainments Fourth Movie Project, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on April 9, 1998
	June 30,	June 30,	June 30,	June 30,	thru June 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	126,804	182,807	36,473	11,185	740,968

Total Operating Expenses	126,804	182,807	36,473	11,185	740,968

Operating Income (Loss) before discontinued operations	(126,804)	(182,807)	(36,473)	(11,185)	(740,968)

(Loss) from discontinued operations	-	(204,725)	-	(204,725)	(283,203)
(Loss) from disposal of discontinued operations	-	-	-	-	(115,947)

Net (loss) from operations	(126,804)	(387,532)	(36,473)	(215,910)	(1,140,118)

Other Income (Expense)
Impairment Loss					(168,430)
Miscellaneous Income	-	-	-	-	(52,288)
Interest Expense	(4,500)	-	-	-	52,398

Total Other Income (Expense)	(4,500)	-	-	-	(168,320)

Net Income (Loss)	$(131,304)	$(387,532)	$(36,473)	$(215,910)	$(1,308,438)

Net Income (Loss) Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	40,777,267	73,948,264	49,934,776	72,299,914	30,394,316

The accompanying notes are an integral part of these financial statements.

Page - 8

Oasis Entertainment Fourth Movie Project, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

					From inception
		For the nine months ended			on April 9, 1998
	June 30,				June 30,

		2003		2002	2003

Cash Flows from Operating Activities

Net Income (Loss)		$(131,304)		$(387,532)	$(1,308,438)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense		-		-	46,300
Stock Issued for Services		22,502		-	283,774
Stock issued to reduce payables		2,500		-	2,500
Interest on notes payable - related party		4,500		-	39,708
Change in Assets and Liabilities		-		-	-
(Increase) in interest receivable		-		-	(42,995)
Increase (Decrease) in Accounts Payable and Accrued Expenses		101,802		387,532	499,797

Net Cash Provided(Used) by Operating Activities		-		-	(479,354)

Cash Flows from Investing Activities
Cash paid for investments		-		-	(255,000)

Net Cash Provided (Used) by Investing Activities		-		-	(255,000)

Cash Flows from Financing Activities
Payments paid on notes receivable - related parties		-		-	(246,300)
Principal received on notes receivable - related parties		-		-	100,000
Proceeds received on notes payable - related parties		-		-	399,654
Common stock issued for cash		-		-	481,000

Net Cash Provided(Used) by Financing Activities		-		-	734,354

Increase (Decrease) in Cash		-		-	-

Cash and Cash Equivalents at Beginning of Period		-		-	-

Cash and Cash Equivalents at End of Period		$-		$-	$-

Cash Paid For:
Interest		$-		$-	$-

Income Taxes	$		$	$ -	$-

The accompanying notes are an integral part of these financial statements

Page - 9

Oasis Entertainment Fourth Movie Project, Inc.

Financial Statements

June 30, 2003

Page - 10

Oasis Entertainment Fourth Movie Project, Inc.
Notes to the Financial Statements
June 30, 2003

GENERAL

Oasis Entertainment Fourth Movie Project, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Page - 11