Form 10KSB
period 2003-09-30
FAMILY HEALTHCARE SOLUTIONS INC
filed 2003-12-15
CIK 1063262

FORM 10-K-SB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2003

Commission File Number: 000-28881

Family Healthcare Solutions, Inc.

(formerly)
Oasis Entertainment's Fourth Movie Project, Inc.

Nevada	84-0403762

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

24843 Del Prado, Suite 326 Dana Point, California	92629

(Address of principal executive offices)	(Zip Code)
(949) 487-7295
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Yes [x] No [  ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2003 was 998,697

as of October 30, 2003 was 32,998,692

The aggregate number of shares held by non-affiliates

as of October 30, 2003 was approximately 12,998,292 .

[ ] (Indicate by check mark if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Exhibit Index is found on page 30

Page - 1

Page - 2

PART I

ITEM 1 . Description of Business.

( a ) Business Development .

(1) Organization. This Corporation Family Healthcare Solutions, Inc. was duly incorporated in Nevada on April 9, 1998 as Oasis Entertainment's Fourth Movie Project, Inc . We have on file with the Securities and Exchange Commission an Amended Form 1-A/Regulation A Offering Statement (File No. 24-3948) under the Securities Act of 1933, as amended. In that Offering Statement our business was described to be the production of low-budget films for theatrical, cable and video release. Since that time, we have caused the voluntary Registration (pursuant to the Securities Exchange Act of 1934) of our common stock as a class of securities. As a practical matter, we were required to register our common stock pursuant to ? 12(g) of the 1934 Act, in order to pursue continued acceptance for quotation on the OTCBB. There are no lock-up or shareholder pooling agreements between or among our shareholders. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

We first list our issuances chronologically, in the share amounts then applicable. We then provide a tabular display to show the effects of the several splits, both reverse and forward. Please refer to the Shareholder Equity section of our financial statements, wherein all share amounts have been retroactively adjusted to refelect those changes. References to the Act (1933) are to the Securities Act of 1933.

1. Founders Shares: 10,000,000 shares on April 9, 1998: 5,000,000 shares of common stock were issued (pursuant to Section 4(2) of the Act (1933) to each of the Registrant's two founders (recorded at predecessor cost of $-0-).[These 10,000,000 shares are now 1,333 shares.]

2. Further Issuances: On September 30, 1998, 1,500,000 shares of common stock were issued, and on April 20, 1999, 3,310,000 shares of common stock were issued, both at $0.10 per share for a total of $481,000 pursuant to an exemption from registration in an offering made in reliance upon the exemption provided by Regulation A of the Act (1933) to a total of 41 accredited investors. The total shares placed pursuant to Reg A, at $0.10 per share was 4,810,000. These 4,810,000 were the shares issued and outstanding as of our last previous Quarterly Report on Form 10-KSB. [The 4,810,000 shares are now 641 shares.]

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

3. Officer Compensation. On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Act (1933). The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. Please see Part III, Item 10, for more information. [The 30,000,000 after substantial cancellation are now 400 shares.]

4. Registered Issuance for Services. On or about December 24, 2001, we registered 6,000,000 shares, on Form S-8, to pay for services in stock rather than cash, pursuant to that certain STOCK FOR SERVICES COMPENSATION PLAN attached thereto. The amount was computed at $0.02 per share for services valued at a total of $120,000.00. [The 6,000,000 shares are now 80,000 shares.]

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

Reverse Split. On September 18, 2002, we effected a 3 to 1 reverse split of our common stock

5. Registered Issuance for Services. On September 10, 2002 we issued 833,333 (post 3:1) shares for services, pursuant to registration. [These 833,333 shares are now 16,667 shares]

6. About January 7, 2003, we sold 25,000,000 new investment shares to GQ Enterprises, Inc, at par value of $0.001, for $2500 cash, pursuant to section 4(2) of the Act (1933), [These 25,000,000 shares are now 500 shares.]

Reverse Split. On or about September 15, 2003, we effected a 50 to 1 reverse split of our common stock

Recent Issuances authorized September 30, 2003, issued in October:

7. 20,000,000 new investment shares of common stock were purchased by our affiliate officer for $20,000.00 cash at $0.001, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

8. 3,600,000 new investment were issed at $0.0275 to settle $99,000.00 aged corporate debt, to four previous services and materials providers, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

9 . 7,200,000 were issued to our counsel as escrow trustee, as a reserve against outstanding debt for past services and materials, believed to aggregate to $198,000.00. Counsel disclaims beneficial ownership. If not used for the pursposes stated, some or all of the 7,200,000 shares will be cancelled and returned to treasury.

10. 1,200,000 shares were issued to Jacksonville Management Corp, to settle debt for services of $33,000.00, at $0.0275, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

Adjustment of share amounts. The following table is intended to present the effect of the foregoing transactions, giving effect to the reverse and forward splits mentioned above.

Page - 3

		reverse 100 to 1	forward 1 to 2	reverse 3 to 1	reverse 50 to 1
1. Founders Shares	10,000,000	100,000	200,000	66,667	1,333
2. Further Issuances	4,810,000	48,100	96,200	32,066	641

Balance 9/30/00	14,810,000	148,100	296,200	98,733	1,974

carried		148,100	296,200	98,733	1,975
Rounding		1,856	3,712	1,235	25
3. Officer Compensation		30,000,000	60,000,000	26,666,667	533,333
4. Registered Issuance for Services		6,000,000	12,000,000	4,000,000	80,000
Balance 9/30/01		36,149,956	72,299,912	30,766,635	615,333

carried				30,766,635	615,333
Officer Cancellation				(6,666,667)	-133,333
Rounding				1,475	30
5. Registered Issuance for Services				833,333	16,667
Balance 9/30/02				24,934,776	498,697

carried				24,934,776	498,697
6.				25,000,000	500,000

carroed				49,934,776	998,697

Reverse 50 to 1				998,696	998,697
Rounding					(5)

Balance 9/30/03					998,692

carried					998,692
7. Affiliate purchase					20,000,000
8. Debt Settlement					3,600,000
9. Reserve for Debt Settlement					7,200,000
10. Debt Settlement					1,200,000

TOTAL ISSUED and OUTSTANDING					32,998,692

(2) Bankruptcy, Receivership or Similar Proceeding . None from inception to date.

( b ) Business of the Issuer . Pursuant to our original business plan, we produced one full-length movie entitled "The Blood Game" intended for adult video and cable release. Its subject matter is adventure, and it contains nudity and violence. It was completed in November of 1999. The movie was produced for a cost of $168,430. We were unsuccessful in our efforts to sell or distribute this movie. The capitalized costs for this movie were written off as an impairment loss during the year ended September 30, 1999. We do not presently enjoy sufficient funds to attempt another production.

We intend to explore opportunities in the Familiy Health Care Industry. For that reason we have changed our corporate name. As of the date of this report we have done nothing further in that regard.

Page - 4

( c ) No Acquisitions Pending or Expected . Current conditions are not favorable to pursuing any acquisition transactions at this time, in the opinion of present Management. We are presently dormant, in a holding-pattern and inactive, and expect to remain so for the next twelve months.

ITEM 2 . Description of Property.

We have no significant property of our own. Our office services are provided by our officers. All equipment involved or which may be involved in future productions will be rented for the days actually needed.

ITEM 3 . Legal Proceedings.

There are no legal proceedings pending, threatened or suspected, against the Company, as of the preparation of this Report, except the following. A former Officer has commenced litigation against certain of his former associates presuming to sue in the name of this corporation. It does not appear that this is a shareholder derriviative suit, but a personal claim, by that former officer, of a right to control and direct  the affairs of this corporation. Management is of the opinion that this litigation is spurious and without merit or probability of success as to this corporation, whatever effect it may have on other parties.

ITEM 4 . Submission of Matters to a Vote of Security Holders.

September 15, 2003	To authorize a reverse split of the common stock of this corporation, 50 shares to 1 share.
September 19, 2003	To Empower the Board of Directors to change the name of the corporation, to Family Health Care Solutions, Inc. , or a substantially similar name.

Page - 5

PART II

ITEM 5 . Market for Common Equity and Stockholder Matters.

( a ) Market Information . The Common Stock of this Issuer is quoted on the OTCBB (Over-The-Counter Bulletin Board). To the best of the Registrant's knowledge and belief, there has been no market activity, buying or selling, of our common stock, or trading in any security of ours at any time, until recently. The source of the following information is Yahoo Financial.

period ending	high bid	low bid	volume

3rd 2001	$0.16	0.12	10,000
4th 2001 ended 9/30	$3.00	$1.00	1,000,000
1st 2002	3.25	1.50	801,000
2nd 2002 (1)	7.67	3.03	236,670
3rd 2002	7.80	1.95	118,330
4th 2002 ended 9/30	4.20	0.18	250,000
1st 2003	1.60	0.52	12,000
2nd 2003	1.60	0.25	6,636,960
3rd 2003	0.40	0.10	1,284.040
4th 2003 ended 9/30	0.10	.06	2,128.260

(1) Post Split 3 to 1 numbers

( b ) Holders . There are presently approximately 42 shareholders of the common stock of this Registrant.

( c ) Dividends . We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

( d ) Sales of Unregistered Common Stock, Three Years . The following disclosure includes all sales of unregistered common stock during the past three years:

On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Act (1933). The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. [The 30,000,000 shares after substantial cancellation are now 400 shares.]

About January 7, 2003, we sold 25,000,000 new investment shares to GQ Enterprises, Inc, at par value of $0.001, for $2500 cash, pursuant to section 4(2) of the Act (1933), [These 25,000,000 shares are now 500 shares.]

20,000,000 new investment shares of common stock were purchased by our affiliate officer for $20,000.00 cash at $0.001, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

Page - 6

3,600,000 new investment were issed at $0.0275 to settle $99,000.00 aged corporate debt, to four previous services and materials providers, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

7,200,000 were issued to our counsel as excrow trustee, as a reserve against outstanding debt for past services and materials, believed to aggregate to $198,000.00. Counsel disclaims beneficial ownership. If not used for the pursposes stated, some or all of the 7,200,000 shares will be cancelled and returned to treasury.

1,200,000 shares were issued to Jacksonville Management Corp, to settle debt for services of $33,000.00, at $0.0275, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

ITEM 6 . Management's Discussion and Analysis or Plan of Operation.

( a ) Plan of Operation for the next twelve months . Our management has established a new direction for our future business. We intend to become involved in family health care. Current conditions are not favorable to pursuing any direct or reverse acquisition transactions at this time, in the opinion of present Management. We are presently mostly dormant, as to business activity, while our revised business plan is in development. We would expect to emrerge with our new plan during the next twelve months. We have been active most recently in settling aged debt for new investment shares of common stock.

There can be no assurance that we will be successful at any time in the future, in raising sufficient funding from any sources during the next twelve months. Even if we are successful in raising capital through any sources, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing (if any) could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

( b ) Discussion and Analysis of Financial Condition and Results of Operations . We begin by calling attention to certain notes to our financial statements.

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

We have substantial liabilities which we are working to settle for new investment shares of common stock. Our current expenses have been legal and professional fees.

We are presently dormant and inactive and expect to remain so for the next six months.

There is no assurance that we will ever launch operaration, make an acquisition or achieve profitability for shareholders.

Page - 7

ITEM 7 . Financial Statements.

Our Board of Directors, serving as its own Audit Committee, has made the required reviews as imposed upon the Audit Committee by the Securities and Exchange Commission rules and regulations. The attached financial statements have been approved for content and accuracy as discussed in the Audit Committee report filed as Attachment A hereto.

Financial Statements
FKA-03 following	Audited Financial Statements for the years ended September 30, 2003, 2002, and from inception April 9, 1998.

The Remainder of this Page is Intentionally left Blank

Page - 8

ITEM 8 . Changes In and Disagreements With Accountants.

None.

PART III

ITEM 9 . Directors and Executive Officers, Promoters and Control Persons.

Dan Sifford was our previous Officer and Director. Mark Libratore became a nominal officer briefly, but did not serve or consummate his office. Luke C. Zouvas, attorney at law has become our Custodian-Trustee, acting as Interim Sole Officer and Director.

Luke C. Zouvas (32) (Attorney-Custodian, acted as Interim Sole Officer/Director) was admitted to practice in California, in November of 2001. Since then he has engaged in the practice of litigation, and corporate transactions. In August 2002, Mr. Zouvas appointed Teodoro F. Franco L. as succeeding Sole Officer/Director

Teodoro F. Franco L. Sole Officer/Director, for over thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panamá with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panamá with its partners and several of its associates holding or having held public office. Teodoro Franco ? s brother and partner, Dr. Juaquin F. Franco, Jr., has held many public offices over the past four decades, most recently as the Governor of Colon Province, the state containing the Atlantic entrance to the Panama Canal and the Colon Free Zone. His nephew and associate in the firm, Juaquin F. Franco, III, has served as the Minister of Commerce and is currently a member of the House of Representatives and a candidate for President of the Republic. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Company a wealth of international legal, commercial and diplomatic experience.

ITEM 10 . Executive Compensation.

On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Act (1933). The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. [The 30,000,000 shares after substantial cancellation are now 400 shares.]

					Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Teodoro F. Franco L Sole Officer/Director	2003	0	0	0	20,000,000	0	0	0
	2002	0	0	0	400	0	0	0

Luke Zouvas former Sole Officer/Director	2003	0	0	0	0	0	0	0
	2002	0	0	0	20,031,667	0	0	0
	2001	0	0	0	0	0	0	0

Page - 9

ITEM 11 . Security Ownership of Certain Beneficial Owners and Management.

( a ) Security Ownership of Certain Beneficial Owners . To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock.

Name and Address of Beneficial Owner	Ownership	%

Teodoro F. Franco L. PO Box 8807 Panama 5 Panama Sole Officer/Director	20,000,400	60.61

All Officers and Directors as a Group	20,000,400	60.61

Total Shares Issued and Outstanding 32,998,692	32,998,692	100.00

( b ) Changes in Control . There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer, other than the probability mentioned in Item 1 and elsewhere. Mr. Franco has acquired effective control of this corporation, by purchasing shares for cash.

ITEM 12 . Certain Relationships and Related Transactions.

None.

ITEM 13 . Controls and Procedures.

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

Page - 10

ITEM 14 . Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following Exhibits are attachments hereto.

Exhibit A AUDIT COMMITTE REPORT

Exhibit 31 SECTION 302 CERTIFICATION

Exhibit 32 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Form 8-K Reports . None.

The following Exhibits are incorporated by reference from our previous Annual Report.

[3] Articles of Incorporation and By-laws
3.1	ARTICLES OF INCORPORATION
3.2	BY-LAWS

Page - 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their individual capacities and on the date, as indicated.

Family Healthcare Solutions, Inc.
a nevada corporation

Dated: November 30, 2003

/s/Teodoro F. Franco L
Teodoro F. Franco L. Sole Officer/Director

Page - 12

Exhibit A

AUDIT COMMITTEE REPORT

Page - 13

Family Healthcare Solutions, Inc.

24843 Del Prado, Suite 326
Dana Point, California 92629
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of Family Healthcare Solutions, Inc. is composed of the Corporation's Board of Directors. The members of the Committee are J. Dan Sifford (who was Officer/Director during (2002)and Luke C. Zouvas (our present Attorney-Custodian/Officer-Director). The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

/s/Teodoro F. Franco L
Teodoro F. Franco L. Sole Officer/Director

Page - 14

Exhibit 31

Section 302 Certification

Page - 15

   CERTIFICATIONS PURSUANT TO SECTION 302

I, Teodoro F. Franco L. , certify that:

1. I have reviewed this Annual report on Form 10-KSB of Family Healthcare Solutions, Inc. ;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 30, 2003

/s/Teodoro F. Franco L
Teodoro F. Franco L. Sole Officer/Director

Page - 16

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 17

 CERTIFICATION PURSUANT TO 18
 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Family Healthcare Solutions, Inc. , a Nevada corporation (the "Company"), on 10-KSB for the year ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L. , certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 30, 2003

/s/Teodoro F. Franco L
Teodoro F. Franco L. Sole Officer/Director

Page - 18

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2003

Page - 19

C O N T E N T S

Independent Auditors Report

Balance Sheet

Statements of Operations

Statements of Stockholders Equity

Statements of Cash Flows

Notes to the Financial Statements

Page - 20

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Family Healthcare Solutions, Inc.
(A Development Stage Company)
Dana Point, California

We have audited the accompanying balance sheet of Family Healthcare Services Inc.(Formerly Oasis Entertainment's Fourth Movie Project, Inc. )(a development stage company) as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Healthcare Solutions, Inc. (a development stage company) as of September 30, 2003 and the results of its operations and its cash flows for the years ended September30, 2003 and 2002 and from inception on April 9, 1998 through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/CHISHOLM & ASSOCIATES
CHISHOLM & ASSOCIATES
North Salt Lake, Utah
October 29, 2003

Page - 21

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Balance Sheet

September 30,
2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$-
Notes payable - related parties (Note 6)	548,502

Total Current Liabilities	548,502

STOCKHOLDERS EQUITY
Common stock; 100,000,000 shares authorized of $0.001
par value, 998,692 shares issued and outstanding	999
Additional paid-in capital	801,481
Deficit accumulated during the development stage	(1,350,982)

Total Stockholders Equity	(548,502)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-

The accompanying notes are an integral part of these financial statements.

Page - 22

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 9,
	For the Years Ended		1998 Through
	September 30,		September 30,
	2003	2002	2003
REVENUES	$-	$-	$-

EXPENSES
Legal fees	89,834	12,241	207,743
Consulting fees	-	101,272	251,272
Bad debt expense	-	-	46,300
General and administrative	84,014	40,157	273,864

Total Expenses	173,848	153,670	779,179

LOSS BEFORE DISCONTINUED
OPERATIONS	-	(153,670)	(779,179)

Net loss from discontinued operations	-	(283,203)	(292,036)
Net loss from disposal of discontinued
operations	-	(115,947)	(115,947)

Net loss from operations	(173,848)	(552,820)	(1,187,162)

OTHER INCOME (EXPENSE)
Impairment loss (Note 1)	-	-	(168,430)
Interest expense	-	(9,000)	(47,788)
Interest income	-	4,417	52,398

Total Other Income (Expense)	-	(4,583)	(163,820)

NET LOSS	(173,848)	(557,403)	(1,350,982)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of securities
available-for-sale	-	(94,350)	-

Total Other Comprehensive Income (Loss)	-	(94,350)	-

NET COMPREHENSIVE (LOSS)	$(173,848)	$(651,753)	$(1,350,982)

BASIC LOSS PER SHARE	$(0.20)	$(1.35)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	873,696	482,723

The accompanying notes are an integral part of these financial statements.

Page - 23

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Statements of Stockholders Equity

					Accumulated	Deficit
					Other	Accumulated
			Additional	Stock	Comprehensive	During the
	Common Stock		Paid-In	Subscription	Income	Development
	Shares	Amount	Capital	Receivable	(Loss)	Stage
Balance at inception on
April 9, 1998	-	$-	$-	$-	$-	$-

Common stock issued to
founders recorded at
predecessor cost of $0.00	1,333	1	(1)	-	-	-

Common stock issued for
cash at $5.00 per share	200	-	150,000	(150,000)	-	-

Net loss from inception on
April 9, 1998 through
September 30, 1998	-	-	-	-	-	-

Balance, September 30, 1998	1,533	1	149,999	(150,000)	-	-

Receipt of stock subscription	-	-	-	150,000	-	-

Common stock issued for cash
at $5.00 per share	442	1	330,999	-	-	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	4,628	-	-	-

Net loss for the year ended
September 30, 1999	-	-	-	-	-	(194,139)
Balance, September 30, 1999	1,975	2	485,626	-	-	(194,139)

Holding loss on securities
available-for-sale	-	-	-	-	(111,563)	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	12,580	-	-	-

Net loss for the year ended
September 30, 2000	-	-	-	-	-	(21,427)

Balance, September 30, 2000	1,975	$2	$498,206	$-	$(111,563)	$(215,566)

The accompanying notes are an integral part of these financial statements.

Page - 24

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Statements of Stockholders Equity
(continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Stock	Comprehensive	During the
	Common Stock		Paid-In	Subscription	Income	Development
	Shares	Amount	Capital	Receivable	(Loss)	Stage
Balance, September 30, 2000	1,975	2	498,206	-	(111,563)	(215,566)

Fractional shares issued	23	-	-	-	-	-

Common shares issued to
directors at $0.0005 for
services rendered	533,333	533	39,467	-	-	-

Common shares issued
at $0.01 per share for
services rendered	80,000	80	119,920	-	-	-

Holding gain recognized on securities
held as available-for-sale	-	-	-	-	205,913	-

Interest accrued on notes payable to
related parties recorded as additional
paid-in capital	-	-	9,000	-	-	-

Net loss for the year ended
September 30, 2001	-	-	-	-	-	(404,165)

Balance, September 30, 2001	615,331	615	666,593	-	94,350	(619,731)

Cancellation of shares by officers	(133,333)	(133)	133	-	-	-

Fractional shares	28	-	-	-	-	-

Shares issued for services	16,666	16	101,255	-	-	-

Sale of Investments	-	-	-	-	(94,350)	-

Interest accrued on notes payable to
related parties recorded as contribution
to capital	-	-	9,000	-	-	-

Net loss for the year ended
September 30, 2002	-	-	-	-	-	(557,403)

Balance, September 30, 2002	498,692	$499	$776,981	$-	$-	$(1,177,134)

1/6/03 - shares issued for satisfaction of
payable and services provided	500,000	500	24,500	-	-	-

Net loss for the year ended
September 30, 2003	-	-	-	-	-	(173,848)

Balance, September 30, 2003	998,692	$999	$801,481	$-	$-	$1,350,982

The accompanying notes are an integral part of these financial statements.

Page - 25

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			April 9,
	For the Years Ended		1998 Through
	September 30,		September 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(173,848)	$(557,403)	$(1,350,982)
Adjustments to reconcile net loss to net cash (used)
by operating activities:
Bad debt expense	-	-	46,300
Common stock issued for services	22,500	101,272	283,772
Common stock issued for debt relief	2,500	-	2,500

Interest on notes payable - related party	-	9,000	35,208
Loss on disposal of discontinued operations	-	397,995	397,995
Changes in assets and liabilities:
(Increase) in interest receivable	-	(4,417)	(42,995)
Increase (decrease) in accounts payable	148,848	(949)	148,848

Net Cash (Used) by Operating Activities	-	(54,502)	(479,354)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	-	(255,000)

Net Cash (Used) by Investing Activities	-	-	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related
parties	-	-	100,000
Proceeds received on notes payable - related party	-	54,502	399,654
Common stock issued for cash	-	-	481,000

Net Cash Provided by Financing Activities	-	54,502	734,354

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 26

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Family Healthcare Solutions, Inc. (the Company) was incorporated on April 9, 1998 under the laws of the State of Nevada, primarily for the purpose of producing film and video for theatrical, cable and televised releases.

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

d. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the years ended
	September 30,
	2003	2002
Numerator - loss	$(173,848)	$(557,403)
Denominator - weighted average number of
shares outstanding	873,696	482,723
Loss per share	$(0.20)	$(1.15)

Page - 27

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes

At September 30, 2003, the Company had net operating loss carryforwards of approximately $1,350,982 that may be offset against future taxable income. The loss carryforwards begin to expire in 2018. No tax benefit has been reported in the September 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

	For the Years Ended
	September 30,
	2003	2002
Income tax benefit at statutory rate	$211,381	$92,783
Change in valuation allowance	(211,381)	(92,783)

	$-	$-

Deferred tax assets are comprised of the following:

	For the Years Ended
	September 30,
	2003	2002
Income tax benefit at statutory rate	$386,080	$174,699
Valuation allowance	(386,080)	(174,699)

	$-	$-

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

Page - 28

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003 and 2002

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

Page - 29

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 3 -    ROYALTY AGREEMENT - RELATED PARTY - (Continued)

In June 2002, the Company agreed to settle $283,203 in payables with Reliant by transferring the above stock and canceling a note receivable in the amount of $144,150 with accrued interest, due from Reliant. The Company also transferred all movie and editing activities in connection with the settlement agreement. The loss is disclosed under disposal of discontinued operations. The Royalty agreement was also canceled pursuant to the settlement agreement.

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

NOTE 5 -    NOTES PAYABLE - RELATED PARTIES

As of September 30, 2003, the Company had a total of $548,502 in accounts payable to Paladin Global Group, Ltd.(Paladin) a shareholder. This accounts payable bears interest at a rate of 18% per annum. Paladin loaned the Company $151,348 and $54,502 during the years ending September 30, 2003 and 2002, respectively. Payments were made on this related party debt of $2,500 and $0 for the years ended September 30, 2003 and 2002 respectively. As of September 30, 2003, the Company had not yet made any cash payments on the payable, however; stock was issue to Paladin with a value of $2,500 dollars that was applied to the amount owed to Paladin by the Company. Paladin has made no demands for any other payments.

Page - 30

Family Healthcare Solutions, Inc.
(formerly)
OASIS ENTERTAINMENT'S FOURTH MOVIE PROJECT, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 6 -    COMMON STOCK TRANSACTIONS

In 1998, the Company issued 200 shares of its common stock under a stock subscription at $15.00 per share. The stock subscription was collected in 1999 for $150,000 in cash. In 1999, the Company also issued an additional 441 shares of its common stock for cash at $15.00 per share for proceeds of $331,000.

During the year ended September 30, 2001, the Company elected to perform a 1 for 100 reverse-split of its common stock. The total issued and outstanding shares immediately after the reverse-split totaled 1,975. The Company also issued 23 fractional shares pursuant to this action.

In September 2001, the Company elected to issue 533,333 (forward split) shares of its common stock to directors for services rendered. These shares were valued at a value of $0.001(pre-split shares). Later, the Company elected to issue an additional 80,000 shares of its common stock at $0.032 (pre-split) per share, as consideration for services rendered by outside parties.

Effective October 1, 2001, officers of the Company cancelled 133,333 shares of common stock for no consideration.

In December 2001, the Company elected to forward-split its common stock on a 2 for 1 basis. All references to the Company's common stock made herein have been retroactively stated to reflect this action.

During the year ended September 30, 2002, the Company elected to perform a 1 for 3 reverse stock split. Fractional shares of 28 were issued therewith. The financial statements have been retroactively restated to reflect this split.

In September 2002, the Company authorized the issuance fo 16,666 shares to be issued pursuant to an S-8 offering, for services valued at $101,272 (or $.12 per share).

Page - 31

In January 2003, the Company issued 500,000 shares of common stock with a value of $25,000 to Paladin Global Group. The $2,500 was applied against the debt that the Company owes to Paladin, and $22,500 was for expenses for services provided.

During September 2003, the Board of Directors authorized a 1 for 50 reverse split. These financial statements have been retroactively restated to reflect the reverse split.

Page - 32