Form 10QSB
period 2003-12-31
FAMILY HEALTHCARE SOLUTIONS INC
filed 2004-02-18
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28881

for the period ended: December 31, 2003
Family Healthcare Solutions, Inc.

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

As of December 31, 2003,  98,001,308 shares of shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes [  ]  no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended December 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Family Healthcare Solutions, Inc.
(Formerly Oasis Entertainment's Fourth Movie Project, Inc.)
(a Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2003	2002
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	502,459	548,502

Total Current Liabilities	502,459	548,502

Total Liabilities	502,459	548,502

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
49,934,776 and 24,934,776 shares issued and outstanding respectively	1,999	999
Additional Paid in Capital	860,483	801,481
Accumulated Deficit	(1,364,941)	(1,350,982)

Total Stockholders' Equity	(502,459)	(548,502)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 2

Family Healthcare Solutions, Inc.
(Formerly Oasis Entertainment's Fourth Movie Project, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on April 9, 1998
	December 31	December 31,	thru December 31,
	2003	2002	2003

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	13,957	54,700	793,136

Total Operating Expenses	13,957	54,700	793,136

Operating Income (Loss) before discontinued operations	(13,957)	(54,700)	(793,136)

(Loss) from discontinued operations	-	-	(292,036)
(Loss) from disposal of discontinued operations	-	-	(115,947)

Net (loss) from operations	(13,957)	(54,700)	(1,201,119)

Other Income (Expense)
Impairment Loss			(168,430)
Miscellaneous Income	-	-	(47,788)
Interest Expense	-	(2,359)	52,398

Total Other Income (Expense)	-	-	(163,820)

Net Income (Loss)	$(13,957)	$(57,059)	$(1,364,939)

Net Income (Loss) Per Share	$(0.01)	$(0.12)	$(5.55)

Weighted Average Shares Outstanding	1,373,696	482,723	245,876

The accompanying notes are an integral part of these financial statements.

Page - 3

Family Healthcare Solutions, Inc.
(Formerly Oasis Entertainment's Fourth Movie Project, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From inception
	For the three months ended December 31,			on April 9, 1998
	2003		2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(13,957)		$(57,059)	$(1,364,939)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-		-	46,300
Stock Issued for Services	-		-	283,774
Stock issued to reduce payables	-		-	2,500
Interest on notes payable - related party	-		2,359	35,208
Loss on disposal of discontinued operations	-		-	397,995
Change in Assets and Liabilities	-		-	-
(Increase) in interest receivable	-		-	(42,995)
Increase (Decrease) in Accounts Payable and Accrued Expenses	13,957		54,700	162,803

Net Cash Provided(Used) by Operating Activities	0		-	(479,354)

Cash Flows from Investing Activities
Cash paid for investments	-		-	(255,000)

Net Cash Provided (Used) by Investing Activities	-		-	(255,000)

Cash Flows from Financing Activities
Payments paid on notes receivable - related parties	-		-	(246,300)
Principal received on notes receivable - related parties	-		-	100,000
Proceeds received on notes payable - related parties	-		-	399,654
Common stock issued for cash	-		-	481,000

Net Cash Provided(Used) by Financing Activities	-		-	734,354

Increase (Decrease) in Cash	0		-	-

Cash and Cash Equivalents at Beginning of Period	-		-	-

Cash and Cash Equivalents at End of Period	$0		$-	$-

Cash Paid For:
Interest	$-		$-	$-

Income Taxes	$-	$	$ -	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

Family Healthcare Solutions, Inc.
(Formerly)
(Oasis Entertainment Fourth Movie Project, Inc.)
Notes to the Financial Statements
December 31, 2003

GENERAL

Family Healthcare Solutions, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2003.

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

Page - 5

Item 2. Discussion and Analysis or Plan of Operation.

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

Page - 6

PART II: OTHER INFORMATION

Item 1. Legal Procedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None

Item 6. Exhibits and Reports on Form 8-K. Ceritification(s) Pursuant to 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended December 31, 2003 , has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 17, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L. Sole Officer/Director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

CERTIFICATIONS PURSUANT TO SECTION 302

I, Teodoro F. Franco L. , certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of Family Healthcare Solutions, Inc. ;

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

Dated: February 17, 2004

/s/Teodoro F. Franco
Teodoro F. Franco L. Sole Officer/Director

Page - 10

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Quarterly Report of Family Healthcare Solutions, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L. , certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of  the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material  respects, the financial condition and results of operations of the Company.

Dated: February 17, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L. Sole Officer/Director

Page - 12