Form 10QSB
period 2004-06-30
FAMILY HEALTHCARE SOLUTIONS INC
filed 2004-08-23
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28881

Third  Quarter ended June 30, 2004

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

As of June 30, 2004, 1,998,692  shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended June 30, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Family Healthcare Solutions, Inc.
Financial Statements

June 30, 2004

Page - 2

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2004	2003
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	562,458	548,502

Total Current Liabilities	562,458	548,502

Total Liabilities	562,458	548,502

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
49,934,776 and 24,934,776 shares issued and outstanding respectively	1,999	999
Additional Paid in Capital	860,483	801,481
Accumulated Deficit	(1,424,940)	(1,350,982)

Total Stockholders' Equity	(562,458)	(548,502)

Total Liabilities and Stockholders' Equity	$-	$-

Page - 3

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Statement of Operations
(Unaudited)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on April 9, 1998
	June 30,	June 30,	June 30,	June 30,	thru June 30,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	73,955	126,804	6,643	36,473	812,844

Total Operating Expenses	73,955	126,804	6,643	36,473	812,844

Operating Income (Loss) before discontinued operations	(73,955)	(126,804)	(6,643)	(36,473)	(812,844)

(Loss) from discontinued operations	-	-	-	-	(292,036)
(Loss) from disposal of discontinued operations	-	-	-	-	(115,947)

Net (loss) from operations	(73,955)	(126,804)	(6,643)	(36,473)	(1,220,827)

Other Income (Expense)
Impairment Loss					(168,430)
Miscellaneous Income	-	-	-	-	(47,788)
Interest Expense	-	(4,500)	-	-	12,105

Total Other Income (Expense)	-	(4,500)	-	-	(204,113)

Net Income (Loss)	$(73,955)	$(131,304)	$(6,643)	$(36,473)	$(1,424,940)

Net Income (Loss) Per Share	$(0.04)	$(0.13)	$(0.00)	$(0.04)	$(3.10)

Weighted Average Shares Outstanding	1,991,393	998,692	1,998,692	998,692	459,081

Page - 4

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
	For the nine months ended		on April 9, 1998
	June 30,		thru June 30,
	2004	2003	2004

Cash Flows from Operating Activities

Net Income (Loss)	$(73,955)	$(131,304)	$(1,424,940)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	46,300
Stock Issued for Services	-	22,502	283,774
Stock issued to reduce payables	59,999	2,500	62,499
Interest on notes payable - related party	-	4,500	35,208
Loss on disposal of discontinued operations	-	-	397,995
Change in Assets and Liabilities	-	-	-
(Increase) in interest receivable	-	-	(42,995)
Increase (Decrease) in Accounts Payable and Accrued Expenses	13,956	101,802	162,805

Net Cash Provided(Used) by Operating Activities	-	-	(479,354)

Cash Flows from Investing Activities
Cash paid for investments	-	-	(255,000)

Net Cash Provided (Used) by Investing Activities	-	-	(255,000)

Cash Flows from Financing Activities
Payments paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related parties	-	-	100,000
Proceeds received on notes payable - related parties	-	-	399,654
Common stock issued for cash	-	-	481,000

Net Cash Provided(Used) by Financing Activities	-	-	734,354

Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Page - 5

Family Healthcare Solutions, Inc.
Notes to the Financial Statements
June 30, 2004

GENERAL

Family Healthcare Solutions, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2003.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. CERTIFICATIONS PURSUANT TO SECTION 302

Exhibit 32. CERITIFICATION PURSUANT TO 18 USC SECTION 1350

The Remainder of this Page is Intentionally left Blank

Page - 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 9, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

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

Dated: August 9, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 11

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

   CERTIFICATION OF CUSTODIAN

   In connection with the Quarterly Report of Family Healthcare Solutions, Inc., a Nevada corporation (the "Company"), on 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L., certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 13