Form 10KSB
period 2004-09-30
FAMILY HEALTHCARE SOLUTIONS INC
filed 2004-12-14
CIK 1063262

FORM 10-K-SB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2004

Commission File Number: 000-28881

Family Healthcare Solutions, Inc.

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

As of September 30, 2004: the number of shares outstanding of the Registrant's Common Stock, was 1,998,692.; and the aggregate number of shares held by non-affiliates was approximately 998,692

We have enjoyed NO REVENUES during the period of this report.

[  ] (Indicate by check mark if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Page - 1

TABLE OF CONTENTS

PART I

ITEM 1. Description of Business
(a) Business Development
(b) Business of the Issuer
(c) No Acquisitions Pending or Expected

ITEM 2. Description of Property

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Common Equity and Stockholder Matters
(a) Market Information
(b) Holders
(c) Dividends
(d) Sales of Unregistered Common Stock, Three Years

ITEM 6. Management's Discussion and Analysis or Plan of Operation
(a) Plan of Operation for the next twelve months
(b) Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Financial Statements

ITEM 8. Changes In and Disagreements With Accountants

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
(a) Security Ownership of Certain Beneficial Owners
(b) Changes in Control

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Controls and Procedures

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page - 2

PART I

ITEM 1. Description of Business.

(a) Business Development.

(1) Organization. This Corporation Family Healthcare Solutions, Inc. was duly incorporated in Nevada on April 9, 1998 as Oasis Entertainment's Fourth Movie Project, Inc. We have on file with the Securities and Exchange Commission an Amended Form 1-A/Regulation A Offering Statement (File No. 24-3948) under the Securities Act of 1933, as amended. In that Offering Statement our business was described to be the production of low-budget films for theatrical, cable and video release. Since that time, we have caused the voluntary Registration (pursuant to the Securities Exchange Act of 1934) of our common stock as a class of securities. As a practical matter, we were required to register our common stock pursuant to §12(g) of the 1934 Act. There are no lock-up or shareholder pooling agreements between or among our shareholders. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

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

Page - 3

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

Reverse Split. On or about September 15, 2003, we effected a 50 to 1 reverse split of our common stock

Recent Issuances authorized September 30, 2003, issued in October:

7. 20,000,000 new investment shares of common stock were purchased by our affiliate officer for $20,000.00 cash at @0.001, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

8. 3,600,000 new investment were issued at $0.00275 to settle $99,000.00 aged corporate debt, to four previous services and materials providers, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

9. 7,200,000 were issued to our counsel as escrow trustee, as a reserve against outstanding debt for past services and materials, believed to aggregate to $198,000.00. Counsel disclaims beneficial ownership. If not used for the purposes stated, some or all of the 7,200,000 shares will be cancelled and returned to treasury.

10. 1,200,000 shares were issued to Jacksonville Management Corp, to settle debt for services of $33,000.00, at $0.00275, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

11, 12. During late 2003, we cancelled 12,000,000 and 19,000,000 shares, respectively

Adjustment of share amounts. The following table is intended to present the effect of the foregoing transactions, giving effect to the reverse and forward splits mentioned above.

Page - 4

		reverse 100 to 1	forward 1 to 2	reverse 3 to 1	reverse 50 to 1
1. Founders Shares	10,000,000	100,000	200,000	66,667	1,333
2. Further Issuances	4,810,000	48,100	96,200	32,066	641
Balance 9/30/00	14,810,000	148,100	296,200	98,733	1,974
carried		148,100	296,200	98,733	1,975
Rounding		1,856	3,712	1,235	25
3. Officer Compensation		30,000,000	60,000,000	26,666,667	533,333
4. Registered Issuance for Services		6,000,000	12,000,000	4,000,000	80,000
Balance 9/30/01		36,149,956	72,299,912	30,766,635	615,333
carried				30,766,635	615,333
Officer Cancellation				(6,666,667)	-133,333
Rounding				1,475	30
5. Registered Issuance for Services				833,333	16,667
Balance 9/30/02				24,934,776	498,697
carried				24,934,776	498,697
6.				25,000,000	500,000
carried				49,934,776	998,697
Reverse 50 to 1				998,696	998,697
Rounding					(5)
Balance 9/30/02					998,692
carried					998,692
7. Affiliate purchase					20,000,000
8. Debt Settlement					3,600,000
9. Reserve for Debt Settlement					7,200,000
10. Debt Settlement					1,200,000
TOTAL ISSUED and OUTSTANDING 9/30/03					32,998,692
carried					32,998,692
11. Cancellation of Shares					(12,000,000)
12. Cancellation of Shares					(19,000,000)
TOTAL ISSUED and OUTSTANDING 9/30/04					1,998,692

Page - 5

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
We intend to explore opportunities in the Family Health Care Industry. For that reason we changed our corporate name. As of the date of this report we have done nothing further in that regard.

(c) No Acquisitions Pending or Expected. Current conditions are not favorable to pursuing any acquisition transactions at this time, in the opinion of present Management. We are presently dormant, in a holding-pattern and inactive, and expect to remain so for the next twelve months.

ITEM 2. Description of Property.

We have no significant property of our own. Our office services are provided by our officers. All equipment involved or which may be involved in future productions will be rented for the days actually needed.

ITEM 3. Legal Proceedings.

There are no legal proceedings pending, threatened or suspected, against the Company, as of the preparation of this Report, except the following. A former Officer has commenced litigation against certain of his former associates presuming to sue in the name of this corporation. It does not appear that this is a shareholder derrivative suit, but a personal claim, by that former officer, of a right to control and direct the the affairs of this corporation. Management is of the opinion that this litigation is spurious and without merit or probability of success as to this corporation, whatever effect it may have on other parties.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

Page - 6

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

period ending	high bid	low bid	volume
3rd 2001	$0.16	0.12	10,000
4th 2001 ended 9/30	$3.00	$1.00	1,000,000
1st 2002	3.25	1.50	801,000
2nd 2002 (1)	7.67	3.03	236,670
3rd 2002	7.80	1.95	118,330
4th 2002 ended 9/30	4.20	0.18	250,000
1st 2003	1.60	0.52	12,000
2nd 2003	1.60	0.25	6,636,960
3rd 2003	0.40	0.10	1,284.040
4th 2003 ended 9/30	0.10	.06	2,128.260
1st 2004	3.00	0.25	59,000
2nd 2004	1.25	0.25	27,000
3rd 2004	0.51	0.25	-0-
4th 2004 ended 9/30	0.51	0.25	1,500

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

Page - 7

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
20,000,000 new investment shares of common stock were purchased by our affiliate officer for $20,000.00 cash at @0.001, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

3,600,000 new investment were issued at $0.00275 to settle $99,000.00 aged corporate debt, to four previous services and materials providers, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

7,200,000 were issued to our counsel as escrow trustee, as a reserve against outstanding debt for past services and materials, believed to aggregate to $198,000.00. Counsel disclaims beneficial ownership. If not used for the purposes stated, some or all of the 7,200,000 shares will be cancelled and returned to treasury.

1,200,000 shares were issued to Jacksonville Management Corp, to settle debt for services of $33,000.00, at $0.00275, pursuant to section 4(2) of the Act (1933), on or about September 30, 2003.

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

Page - 8

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
Financial Statements
FKA-04 following	Audited Financial Statements for the years ended September 30, 2004, 2003, and from inception April 9, 1998.

The Remainder of this Page is Intentionally left Blank

Page - 9

FAMILY HEALTHCARE SOLUTIONS, INC.
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2004

Page - 10

C O N T E N T S

Independent Auditors’ Report 3

Balance Sheet 4

Statements of Operations 5

Statements of Stockholders’ Equity 6

Statements of Cash Flows 9

Notes to the Financial Statements 10

Page - 11

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Family Healthcare Solutions, Inc.
(A Development Stage Company)
Dana Point, California

We have audited the accompanying balance sheet of Family Healthcare Solutions Inc.(Formerly Oasis Entertainment’s Fourth Movie Project, Inc. )(a development stage company) as of September 30, 2004, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Healthcare Solutions, Inc. (a development stage company) as of September 30, 2004 and the results of its operations and its cash flows for the years ended September30, 2004 and 2003 and from inception on April 9, 1998 through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and no operating revenues which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHISHOLM, BIERWOLF & NILSON
Bountiful, Utah
October 23, 2004

Page - 12

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Balance Sheet

ASSETS	September 30,
CURRENT ASSETS	2004

Cash and cash equivalents	$-

Total Current Assets	-

TOTAL ASSETS	$-
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-
Notes payable - related parties (Note 6)	569,044

Total Current Liabilities	569,044

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized of $0.001
par value, 1,998,692 shares issued and outstanding 1,999
Additional paid-in capital	860,483
Deficit accumulated during the development stage	(1,431,526)

Total Stockholders' Equity	(569,044)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

Page - 13

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 9,
	For the Years Ended		1998 Through
	September 30		September 30,
	2004	2003	2004
REVENUES	$-	$-	$-
EXPENSES
Legal fees	-	89,834	207,743
Consulting fees	-	-	251,272
Bad debt expense	-	-	46,300
General and administrative	40,250	84,014	314,114

Total Expenses	40,250	173,848	819,429

LOSS BEFORE DISCONTINUED
OPERATIONS	-	-	(819,429)

Net loss from discontinued operations	-	-	(292,036)
Net loss from disposal of discontinued
operations	-	-	(115,947)
Net loss from operations	(40,250)	(173,848)	(1,227,412)

OTHER INCOME (EXPENSE)

Impairment loss (Note 1)	-	-	(168,430)
Interest expense	(40,293)	-	(88,081)
Interest income	-	-	52,398

Total Other Income (Expense)	-	-	(204,113)

NET LOSS	(80,543)	(173,848)	(1,431,525)

OTHER COMPREHENSIVE INCOME (LOSS)

Change in value of securities
available-for-sale	-	-	-

Total Other Comprehensive Income
(Loss)	-	-	-

NET COMPREHENSIVE (LOSS)	$(80,543)	$(173,848)	$(1,431,525)

BASIC LOSS PER SHARE	$(0.04)	$(0.20)	$(2.48)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	1,998,692	873,696	575,591

Page - 14

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Stockholders’ Equity

					Accumulated	Deficit
					Other	Accumulated
			Additional	Stock	Comprehensive	During the
	Common Stock		Paid-In	Subscription	Income	Development
	Shares	Amount	Capital	Receivable	(Loss)	Stage
Balance at inception on
April 9, 1998	-	$-	$-	$-	$-	$-

Common stock issued to
founders recorded at
predecessor cost of $0.00	1,333	-	(1)	-	-	-

Common stock issued for
cash at $5.00 per share	200	-	150,000	(150,000)	-	-

Net loss from inception on
April 9, 1998 through
September 30, 1998	-	-	-	-	-	-

Balance, September 30, 1998	1,533	1	149,999	(150,000)	-	-

Receipt of stock subscription	-	-	-	150,000	-	-

Common stock issued for cash
at $5.00 per share	442	1	330,999	-	-	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	4,628	-	-	-

Net loss for the year ended
September 30, 1999	-	-	-	-	-	(194,139)

Balance, September 30, 1999	1,975	2	485,626	-	-	(194,139)

Holding loss on securities
available-for-sale	-	-	-	-	(111,563)	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	12,580	-	-	-

Net loss for the year ended
September 30, 2000	-	-	-	-	-	(21,427)

Balance, September 30, 2000	1,975	$2	$498,206	$-	$(111,563)	$(215,566)

Page - 15

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Stockholders’ Equity (continued)

				Accumulated	Deficit
				Other	Accumulated
		Additional	Stock	Comprehensive	During the
Common Stock		Paid-In	Subscription	Income	Development
Shares	Amount	Capital	Receivable	(Loss)	Stage

Balance, September 30, 2000	1,975	2	498,206	-	(111,563)	(215,566)

Fractional shares issued	23	-	-	-	-	-

Common shares issued to
directors at $0.0005 for
services rendered	533,333	533	39,467	-	-	-

Common shares issued
at $0.01 per share for
services rendered	80,000	80	119,920	-	-	-

Holding gain recognized on securities
held as available-for-sale	-	-	-	-	205,913	-

Interest accrued on notes payable to
related parties recorded as additional
paid-in capital	-	-	9,000	-	-	-

Net loss for the year ended
September 30, 2001	-	-	-	-	-	(404,165)

Balance, September 30, 2001	615,331	615	666,593	-	94,350	(619,731)

Cancellation of shares by officers	(133,333)	(133)	133	-	-	-

Fractional shares	28	-	-	-	-	-

Shares issued for services	16,666	16	101,255	-	-	-

Sale of Investments	-	-	-	-	(94,350)	-

Interest accrued on notes payable to
related parties recorded as contribution
to capital	-	-	9,000	-	-	-

Net loss for the year ended
September 30, 2002	-	-	-	-	-	(557,403)

Balance, September 30, 2002	498,692	$499	$776,981	$-	$-	$(1,177,134)
1/6/03 - shares issued for satisfaction of
payable and services provided	500,000	500	24,502

Net loss for the year ended
September 30, 2003	-	-	-	-	-	(173,848)

Balance, September 30, 2003	998,692	$999	$801,483	$-	$-	$(1,350,982)

Page - 16

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity

				Accumulated	Deficit
				Other	Accumulated
		Additional	Stock	Comprehensive	During the
Common Stock		Paid-In	Subscription	Income	Development
Shares	Amount	Capital	Receivable	(Loss)	Stage

Balance, September 30, 2003	998,692	999	801,483	-	-	(1,350,982)

10/2/03 - shares issued for satisfaction of
payable and services provided	1,000,000	1,000	59,000	-	-	-

Net loss for the year ended
September 30, 2004	-	-	-	-	-	(80,543)

Balance, September 30, 2004	1,998,692	$1,999	$860,483	$-	$-	$(1,431,525)

Page - 17

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Cash Flows

			Inception on
			April 9
	For the Years Ended		1998 Through
	September 30,		September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(80,543)	$(173,848)	$(1,431,525)
Adjustments to reconcile net loss to net cash (used)
by operating activities:
Bad debt expense	-	-	46,300
Common stock issued for services	60,000	22,500	343,772
Common stock issued for debt relief	-	2,500	2,500

Interest on notes payable - related party	-	-	35,208
Loss on disposal of discontinued operations	-	-	397,995
Changes in assets and liabilities:
(Increase) in interest receivable	-	-	(42,995)
Increase (decrease) in accounts payable	20,543	148,848	169,391

Net Cash (Used) by Operating Activities	-	-	(479,354)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	-	(255,000)

Net Cash (Used) by Investing Activities	-	-	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related
parties	-	-	100,000
Proceeds received on notes payable - related party	-	-	399,654
Common stock issued for cash			481,000

Net Cash Provided by Financing Activities			734,354

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Page - 18

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Family Healthcare Services, Inc.(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.) (the Company) was incorporated on April 9, 1998 under the laws of the State of Nevada. The company changed it’s name on September 19, 2003. The company is primarily in the business of producing film and video for theatrical, cable and televised releases.

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

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

c. Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the years ended
	September 30,
	2004	2003
Numerator - loss	$(80,543)	$(173,848)
Denominator - weighted average number of
shares outstanding	1,998,692	873,696
Loss per share	$(0.04)	$(0.20)

Page - 19

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e. Income Taxes

At September 30, 2004, the Company had net operating loss carryforwards of approximately $1,431,525 that may be offset against future taxable income. The loss carryforwards begin to expire in 2018. No tax benefit has been reported in the September 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Deferred tax assets are comprised of the following:

	For the years ended
	September 30,
	2004	2003
Numerator - loss Carryforward	$501,033	$386,080
Valuation allowance	(501,033)	(386,080)

	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforward may be limited as to use in future years.

f. Additional Accounting Policies

Additional accounting policies will be established once planned principal operations commence.

Page - 20

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004 and 2003

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

Available-for-sale securities consist of marketable securities not classified as either trading or held-to-maturity. Available-for-sale securities are stated at fair market value, and all unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity under the subheading “Accumulated other comprehensive income (loss).”

NOTE 2 -    GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek out and consummate a merger with an existing operating company or find other business operations. Until this occurs, shareholders of the Company have committed to meeting the Company’s operating expenses.

NOTE 3 -    ROYALTY AGREEMENT - RELATED PARTY

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation (“Reliant”), a related party, under which the Company committed to provide funding for three “infomercials” Reliant was to produce. Under the terms of this agreement, the Company provided a total of $250,000 for this purpose. As consideration for this funding, Reliant issued 250,000 restricted, post-split shares of its common stock to the Company. Also, Reliant agreed to pay the Company a royalty equal to two percent of the adjusted gross revenues created by the infomercials until the Company had received $625,000. The royalty would be reduced to one percent of the revenues thereafter.

Page - 21

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004 and 2003

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

NOTE 4 -    INVESTMENT AND NOTE RECEIVABLE

On March 24, 1999, the Company entered into an agreement with Reliant Interactive Media Corporation (“Reliant”) under which the Company provided funding of $250,000 to Reliant (see Note 3). As consideration for this funding, Reliant issued 250,000 restricted, post-split shares of its common stock to the Company upon completion of the funding. The investment was originally recorded at its cost of $250,000.

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

As of September 30, 2004, the Company had a total of $569,044 in accounts payable to Paladin Global Group, Ltd.(Paladin) a shareholder. This accounts payable bears interest at a rate of 18% per annum. Paladin loaned the Company $151,348 and $54,502 during the years ending September 30, 2004 and 2003, respectively. Payments were made on this related party debt of $60,000 and $2,500 for the years ended September 30, 2004 and 2003 respectively. As of September 30, 2004, the Company had not yet made any cash payments on the payable, however; stock was issue to Paladin with a value of $60,000 that was applied to the amount owed. Paladin has made no demands for any other payments.

Page - 22

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004 and 2003

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

In December 2001, the Company elected to forward-split its common stock on a 2 for 1 basis. All references to the Company’s common stock made herein have been retroactively stated to reflect this action.
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

In October 2003, the Company issued 1,000,000 shares of common stock with a value of $60,000 to Paladin Global Group as a payment on the related party payable.

Page - 23

ITEM 8. Changes In and Disagreements With Accountants.

None.

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons.

Dan Sifford was our previous Officer and Director. Mark Libratore became a nominal officer briefly, but did not serve or consummate his office.
Teodoro F. Franco L. Sole Officer/Director, for over thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panamá with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panamá with its partners and several of its associates holding or having held public office. Teodoro Franco's brother and partner, Dr. Juaquin F. Franco, Jr., has held many public offices over the past four decades, most recently as the Governor of Colon Province, the state containing the Atlantic entrance to the Panama Canal and the Colon Free Zone. His nephew and associate in the firm, Juaquin F. Franco, III, has served as the Minister of Commerce and is currently a member of the House of Representatives and a candidate for President of the Republic. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Company a wealth of international legal, commercial and diplomatic experience.

ITEM 10. Executive Compensation.

None during the period covered by this report, or the previous fiscal year.

The Remainder of this Page is Intentionally left Blank

Page - 24

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

Name and Address of Beneficial Owner	Ownership	%
Teodoro F. Franco L. PO Box 8807 Panama 5 Panama Sole Officer/Director	1,000,400	50.05
All Officers and Directors as a Group	1,000,400	50.05
Total Shares Issued and Outstanding 1,998,692	1,998,692	100.00

(b) Changes in Control. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer, other than the probability mentioned in Item 1 and elsewhere. Mr. Franco has acquired effective control of this corporation, by purchasing shares for cash.

Page - 25

ITEM 12. Certain Relationships and Related Transactions.

None.

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

Page - 26

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following Exhibits are attachments hereto.

Exhibit A AUDIT COMMITTEE REPORT

Exhibit 31 SECTION 302 CERTIFICATION

Exhibit 32 CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Form 8-K Reports. None.

The following Exhibits are incorporated by reference from our previous Annual Reports.

[3] Articles of Incorporation and By-laws
3.1	ARTICLES OF INCORPORATION
3.2	BY-LAWS

Page - 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their individual capacities and on the date, as indicated.

Family Healthcare Solutions, Inc.
a nevada corporation

Dated: December 8, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 28

Exhibit A

AUDIT COMMITTEE REPORT

Page - 29

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

Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2004 filed with the Securities and Exchange Commission.

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 30

Exhibit 31

Section 302 Certification

CERTIFICATIONS PURSUANT TO SECTION 302

I, Teodoro F. Franco L., certify that:

1. I have reviewed this Annual report on Form 10-KSB of Family Healthcare Solutions, Inc.;

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

Dated: December 8, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 31

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Family Healthcare Solutions, Inc., a Nevada corporation (the "Company"), on 10-KSB for the year ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L., certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 8, 2004

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 33