Form 10QSB
period 2004-12-31
FAMILY HEALTHCARE SOLUTIONS INC
filed 2005-02-14
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28881

First Quarter ended December 31, 2004

Family Healthcare Solutions, Inc.

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

As of December 31, 2004, 1,998,692 shares of shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended December 31, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

 Family Healthcare Solutions, Inc.

Financial Statements

December 31, 2004

Page - 2

Family Healthcare Solutions, Inc.
(a Development Stage Company)

Balance Sheets

ASSETS
	December 31,	September 30,
	2004	2004
	(Unaudited)
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	579,240	569,044

Total Current Liabilities	579,240	569,044

Total Liabilities	579,240	569,044

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
1,998,692 and 1,998,692 shares issued and outstanding respectively	1,999	1,999
Additional Paid in Capital	860,483	860,483
Accumulated Deficit	(1,441,722)	(1,431,526)

Total Stockholders' Equity	(579,240)	(569,044)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

Family Healthcare Solutions, Inc.
(a Development Stage Company)

Statements of Operations
(Unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on April 9, 1998
	December 31,	December 31,	thru December 31,
	2003	2002	2003

Revenues	$-	$-	$-

Operating Expenses
Legal Fees			207,744
Consulting Fees			251,272
Bad Debt Expense			46,300
General & Administrative	10,196	13,957	324,310

Total Operating Expenses	10,196	13,957	829,626

Operating Income (Loss) before discontinued operations	(10,196)	(13,957)	(829,626)

(Loss) from discontinued operations	-	-	(292,036)
(Loss) from disposal of discontinued operations	-	-	(115,947)

Net (loss) from operations	(10,196)	(13,957)	(1,237,609)

Other Income (Expense)
Impairment Loss			(168,430)
Miscellaneous Income	-	-	(88,081)
Interest Expense	-	-	52,398

Total Other Income (Expense)	-	-	(204,113)

Net Income (Loss)	$(10,196)	$(13,957)	$(1,441,722)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(2.51)

Weighted Average Shares Outstanding	1,998,692	1,373,696	574,333
The accompanying notes are an integral part of these financial statements.

Page - 4

Family Healthcare Solutions, Inc.
(a Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the three months ended			From inception
	December 31,			on April 9, 1998
				December 31,
	2004		2003	2004

Cash Flows from Operating Activities

Net Income (Loss)	$(10,196)		$(13,957)	$(1,441,722)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-		-	46,300
Stock Issued for Services	-		-	343,772
Stock issued to reduce payables	-		-	2,500
Interest on notes payable - related party	-		-	35,208
Loss on disposal of discontinued operations	-		-	397,995
Change in Assets and Liabilities	-		-	-
(Increase) in interest receivable	-		-	(42,995)
Increase (Decrease) in Accounts Payable and Accrued Expenses	10,196		13,957	179,588

Net Cash Provided(Used) by Operating Activities	-		-	(479,354)

Cash Flows from Investing Activities
Cash paid for investments	-		-	(255,000)

Net Cash Provided (Used) by Investing Activities	-		-	(255,000)

Cash Flows from Financing Activities
Payments paid on notes receivable - related parties	-		-	(246,300)
Principal received on notes receivable - related parties	-		-	100,000
Proceeds received on notes payable - related parties	-		-	399,654
Common stock issued for cash	-		-	481,000

Net Cash Provided(Used) by Financing Activities	-		-	734,354

Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents at Beginning of Period	-		-	-

Cash and Cash Equivalents at End of Period	-		-	$-

Cash Paid For:
Interest	$-		$-	$-
Income Taxes		$	$ -	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

Family Healthcare Solutions, Inc.
Notes to the Financial Statements
December 31, 2004

GENERAL

Family Healthcare Solutions, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2004.

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

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. CERTIFICATIONS PURSUANT TO SECTION 302

Exhibit 32. CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 7

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended December 31, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

    By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 14, 2005

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

Dated: February 14, 2005

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Page - 10

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

    In connection with the Quarterly Report of Family Healthcare Solutions, Inc., a Nevada corporation (the "Company"), on 10-QSB for the quarter ended Decembr 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L., certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and\

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

Dated: February 14, 2005

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director
Page - 12