Form 10KSB
period 2005-09-30
FAMILY HEALTHCARE SOLUTIONS INC
filed 2006-01-13
CIK 1063262

FORM 10-K-SB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2005

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

As of September 30, 2005: the number of shares outstanding of the Registrant's Common Stock, was 1,998,692; and the aggregate number of shares held by non-affiliates was approximately 998,692.

We have enjoyed NO REVENUES during the period of this report.

[ ] (Indicate by check mark if disclosure of delinquent filers ('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Exhibit Index is found on page 12

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
(b) Changes in Control

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Controls and Procedures

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page - 2

PART I

ITEM 1. Description of Business.

(a) Business Development.

(1) Organization. This Corporation Family Healthcare Solutions, Inc. was duly incorporated in Nevada on April 9, 1998 as Oasis Entertainment's Fourth Movie Project, Inc. We have on file with the Securities and Exchange Commission an Amended Form 1-A/Regulation A Offering Statement (File No. 24-3948) under the Securities Act of 1933, as amended. In that Offering Statement our business was described to be the production of low-budget films for theatrical, cable and video release. Since that time, we have caused the voluntary Registration (pursuant to the Securities Exchange Act of 1934) of our common stock as a class of securities. As a practical matter, we were required to register our common stock pursuant to '12(g) of the 1934 Act. There are no lock-up or shareholder pooling agreements between or among our shareholders. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

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

1. Founders Shares: 10,000,000 shares on April 9, 1998: 5,000,000 shares of common stock were issued (pursuant to Section 4(2) of the Act (1933) to each of the Registrant's two founders (recorded at predecessor cost of $-0-). [These 10,000,000 shares are now 1,333 shares.]

2. Further Issuances: On September 30, 1998, 1,500,000 shares of common stock were issued, and on April 20, 1999, 3,310,000 shares of common stock were issued, both at $0.10 per share for a total of $481,000 pursuant to an exemption from registration in an offering made in reliance upon the exemption provided by Regulation A of the Act (1933) to a total of 41 accredited investors. The total shares placed pursuant to Reg. A, at $0.10 per share was 4,810,000. These 4,810,000 were the shares issued and outstanding as of our last previous Quarterly Report on Form 10-KSB. [The 4,810,000 shares are now 641 shares.]

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

3. Officer Compensation. On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to '4(2) of the Act (1933). The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. Please see Part III, Item 10, for more information. [The 30,000,000 after substantial cancellation are now 400 shares.]

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

11, 12. During late 2003, we cancelled 12,000,000 and 19,000,000 shares, respectively

13. On or about August 16, 2005 we issued 200,000 new investment shares (pursuant to '4(2) of the 1933 Act, to a single creditor, in settlement of $50,000 of indebtedness for legal services incurred during January 2002-June of 2003

Page - 4

Adjustment of share amounts. The following table is intended to present the effect of the foregoing transactions, giving effect to the reverse and forward splits mentioned above.

		reverse 100 to 1	forward 1 to 2	reverse 3 to 1	reverse 50 to 1
1. Founders Shares	10,000,000	100,000	200,000	66,667	1,333
2. Further Issuances	4,810,000	48,100	96,200	32,066	641
Balance 9/30/00	14,810,000	148,100	296,200	98,733	1,974
carried		1,974	1,974	1,974	39
Rounding		1,856	3,712	1,235	25
3. Officer Compensation		30,000,000	60,000,000	26,666,667	533,333
4. Registered Issuance for Services		6,000,000	12,000,000	4,000,000	80,000
Balance 9/30/01		36,003,830	72,005,686	30,669,876	613,397
carried				613,397	12,268
Officer Cancellation				(6,666,667)	-133,333
Rounding				1,475	30
5. Registered Issuance for Services				833,333	16,667
Balance 9/30/02				-5,218,462	-104,368
carried				-104,368	-104,368
6.				25,000,000	500,000
carried				24,895,632	395,632
Reverse 50 to 1				7,913	395,632
Rounding					(5)
Balance 9/30/02					395,627
carried					998,692
7. Affiliate purchase					20,000,000
8. Debt Settlement					3,600,000
9. Reserve for Debt Settlement					7,200,000
10. Debt Settlement					1,200,000
TOTAL ISSUED and OUT9/30/03					32,998,692
carried					32,998,692
11. Cancellation of Shares					(12,000,000)
12. Cancellation of Shares					(19,000,000)
TOTAL ISSUED and OUT 9/30/04					1,998,692
carried					1,998,692
13. Debt Settlement: Legal Services					200,000
TOTAL ISSUED and OUT 9/30/05					2,198,692

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

ITEM 3. Legal Proceedings.

There are no legal proceedings pending, threatened or suspected, against the Company, as of the preparation of this Report, except the following. A former Officer has commenced litigation against certain of his former associates presuming to sue in the name of this corporation. It does not appear that this is a shareholder derivative suit, but a personal claim, by that former officer, of a right to control and direct the affairs of this corporation. Management is of the opinion that this litigation is spurious and without merit or probability of success as to this corporation, whatever effect it may have on other parties.

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

period ending	high bid	low bid	volume
3rd 2001	$0.16	0.12	10,000
4th 2001 ended 9/30	$3.00	$1.00	1,000,000
1st 2002 (1)	3.25	1.50	801,000
2nd 2002 (2)	7.67	3.03	236,670
3rd 2002	7.80	1.95	118,330
4th 2002 ended 9/30	4.20	0.18	250,000
1st 2003	1.60	0.52	12,000
2nd 2003	1.60	0.25	6,636,960
3rd 2003	0.40	0.10	1,284.040
4th 2003 ended 9/30	0.10	.06	2,128.260
1st 2004	3.00	0.25	59,000
2nd 2004	1.25	0.25	27,000
3rd 2004	0.51	0.25	-0-
4th 2004 ended 9/30	0.51	0.25	1,500
1st 2005	0.85	0.27	2,885
2nd 2005	0.85	0.30	500
3rd 2005	0.30	0.30	-0-
4th 2005 ended 9/30	0.30	0.25	48,000

(1) Our first fiscal quarter is the last calendar quarter of the previous calendar year.
(2) Post Split 3 to 1 numbers

Page - 7

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

13. On or about August 16, 2005 we issued 200,000 new investment shares (pursuant to ࿙4(2) of the 1933 Act, to a single creditor, in settlement of $50,000 of indebtedness for legal services incurred during January 2002-June of 2003 (Jair E. Tunñon).

Page - 8

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next twelve months. Our management has established a new direction for our future business. We intend to become involved in family health care. Current conditions are not favorable to pursuing any direct or reverse acquisition transactions at this time, in the opinion of present Management. We are presently mostly dormant, as to business activity, while our revised business plan is in development. We had expected to emerge with our new plan during the last twelve months. We did not. We have been active most recently in settling aged debt for new investment shares of common stock.

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

ITEM 7. Financial Statements.

Our Board of Directors, serving as its own Audit Committee, has made the required reviews as imposed upon the Audit Committee by the Securities and Exchange Commission rules and regulations. The attached financial statements have been approved for content and accuracy as discussed in the Audit Committee report filed as Attachment A hereto. Attachment FKA-06 hereto are Audited Financial Statements for the years ended September 30, 2005, and from inception April 9, 1998. Both of those Attachments are incorporated herein by this reference.

ITEM 8. Changes In and Disagreements With Accountants.

None.

Page - 9

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons.

Dan Sifford was our previous Officer and Director. Mark Libratore became a nominal officer briefly, but did not serve or consummate his office. Luke C. Zouvas, attorney at law has become our Custodian-Trustee, acting as Interim Sole Officer and Director.

Teodoro F. Franco L. Sole Officer/Director, for over thirty years, has been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panamá with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panamá with its partners and several of its associates holding or having held public office. Teodoro Franco’s brother and partner, Dr. Juaquin F. Franco, Jr., has held many public offices over the past four decades, most recently as the Governor of Colon Province, the state containing the Atlantic entrance to the Panama Canal and the Colon Free Zone. His nephew and associate in the firm, Juaquin F. Franco, III, has served as the Minister of Commerce and is currently a member of the House of Representatives and a candidate for President of the Republic. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Company a wealth of international legal, commercial and diplomatic experience.

ITEM 10. Executive Compensation.

None during the period covered by this report, or the previous fiscal year.

The Remainder of this Page is Intentionally left Blank

Page - 10

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

Ownership of Management Name and Address of Beneficial Owner	Ownership	%
Teodoro F. Franco L. PO Box 8807 Panama 5 PanamaSole Officer/Director	1,000,400	50.05
All Officers and Directors as a Group	1,000,400	50.05
Total Shares Issued and Outstanding 1,998,692	1,998,692	100.00

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

ITEM 12. Certain Relationships and Related Transactions.

None.

ITEM 13. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of the end of the period represented by this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Accounting. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Page - 11

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following Exhibits are incorporated by reference from our previous Annual Report of September 30, 2000.

[3] Articles of Incorporation and By-laws
3.1	ARTICLES OF INCORPORATION
3.2	BY-LAWS
Exhibit Box B: Other Exhibits OFF

The following Exhibits are attachments hereto.

Attachment A AUDIT COMMITTE REPORT

Attachment FKA-06 Audited Financial Statements for the years ended September 30, 2006,
2005, and from inception April 9, 1998.

Exhibit 31 SECTION 302 CERTIFICATION

Exhibit 32 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Form 8-K Reports. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their individual capacities and on the date, as indicated.

Family Healthcare Solutions, Inc.

a nevada corporation

Dated: January 10, 2006

/s/Teodoro F. Franco L.
Teodoro F. Franco L. Sole Officer/Director

Page - 12

Exhibit A

Page - 13

AUDIT COMMITTEE REPORT

Family Healthcare Solutions, Inc.
24843 Del Prado, Suite 326
Dana Point, California 92629
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of Family Healthcare Solutions, Inc. is composed of the Corporation's Board of Directors. The members of the Committee are Sole Officer/Director during (2005) Teodoro F. Franco L. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Dated: January 10, 2006
/s/ Teodoro F. Franco L.
Teodoro F. Franco L. Sole Officer/Director

Page - 14

Attachment FKA-06

Audited Financial Statements

for the years ended September 30, 2006, 2005,
and from inception April 9, 1998.

Page - 15

FAMILY HEALTHCARE SOLUTIONS, INC.
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2005

Page - 16

C O N T E N T S

Independent Auditors’ Report

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

Page - 17

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Family Healthcare Solutions, Inc.
(A Development Stage Company)
Dana Point, California

We have audited the accompanying balance sheet of Family Healthcare Solutions Inc.(Formerly Oasis Entertainment’s Fourth Movie Project, Inc. )(a development stage company) as of September 30, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of it s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Healthcare Solutions, Inc. (a development stage company) as of September 30, 2005 and the results of its operations and its cash flows for the years ended September30, 2005 and 2004 and from inception on April 9, 1998 through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

December 13, 2005

Page - 18

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Balance Sheet

September 30,
2004
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$-

Total Current Assets	-
$-
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-
Notes payable - related parties (Note 6)	547,741

Total Current Liabilities	547,741

STOCKHOLDERS’ EQUITY

Common stock; 100,000,000 shares authorized of $0.001
par value, 2,198,692 shares issued and outstanding	2,199
Additional paid-in capital	910,283
Deficit accumulated during the development stage	(1,460,223)

Total Stockholders’ Equity	(547,741)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-

The accompanying notes are an integral part of these financial statements.

Page - 19

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 9,
	For the Years Ended		1998 Through
	September 30,		September 30,
	2005	2004	2005

REVENUES	$-	$-	$-

EXPENSES
Legal fees	-	-	207,743
Consulting fees			251,272
Bad debt expense	-	-	46,300
General and administrative	28,697	40,250	342,812
Total Expenses	28,697	40,250	848,127

LOSS BEFORE DISCONTINUED
OPERATIONS	(28,697)	-	(848,127)
Net loss from discontinued operations	-	-	(292,036)
Net loss from disposal of discontinued
operations	-	-	(115,947)
Net loss from operations	(28,697)	(40,250)	(1,256,110)
OTHER INCOME (EXPENSE)
Impairment loss (Note 1)	-	-	(168,430)
Interest expense	-	(40,293)	(88,081)
Interest income	-	-	52,398
Total Other Income (Expense)	-	-	(204,113)
NET LOSS	(28,697)	(80,543)	(1,460,223)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of securities
available-for-sale	-	-	-
Total Other Comprehensive Income (Loss)	-	-	-
NET COMPREHENSIVE (LOSS)	$(28,697)	$(80,543)	$(1,460,223)
BASIC LOSS PER SHARE	$(0.01)	$(0.04)	$(2.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,023,350	1,998,692	720,012

The accompanying notes are an integral part of these financial statements.

Page - 20

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity

					Accumulated	Deficit
					Other	Accumulated
			Additional	Stock	Comprehensive	During the
	Common Stock		Paid-In	Subscription	Income	Development
	Shares	Amount	Capital	Receivable	(Loss)	Stage

Balance at inception on
April 9, 1998	-	$-	$-	$-	$-	$-

Common stock issued to
founders recorded at
predecessor cost of $0.00	1,333	1	(1)	-	-	-

Common stock issued for
cash at $5.00 per share	200	-	150,000	(150,000)	-	-

Net loss from inception on
April 9, 1998 through
September 30, 1998	-	-	-	-	-	-

Balance, September 30, 1998	1,533	1	149,999	(150,000)	-	-

Receipt of stock subscription	-	-	-	150,000	-	-

Common stock issued for cash
at $5.00 per share	442	1	330,999	-	-	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	4,628	-	-	-

Net loss for the year ended
September 30, 1999	-	-	-	-	-	(194,139)

Balance, September 30, 1999	1,975	2	485,626	-	-	(194,139)

Holding loss on securities
available-for-sale	-	-	-	-	(111,563)	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	12,580	-	-	-

Net loss for the year ended
September 30, 2000	-	-	-	-	-	(21,428)

Balance, September 30, 2000	1,975	$2	$498,206	$-	$(111,563)	$(215,567)

Page - 21

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity

				Accumulated	Deficit
				Other	Accumulated
		Additional	Stock	Comprehensive	During the
Common Stock		Paid-In	Subscription	Income	Development
Shares	Amount	Capital	Receivable	(Loss)	Stage

Balance, September 30, 2000	1,975	2	498,206		-	(111,563)	(215,567)

Fractional shares issued	23	-	-		-	-	-

Common shares issued to
directors at $0.0005 for
services rendered	533,333	533	39,467		-	-	-

Common shares issued
at $0.01 per share for
services rendered	80,000	80	119,920		-	-	-

Holding gain recognized on securities
held as available-for-sale	-	-	-		-	205,913	-

Interest accrued on notes payable to
related parties recorded as additional
paid-in capital	-	-	9,000		-	-	-

Net loss for the year ended
September 30, 2001	-	-	-		-	-	(404,165)

Balance, September 30, 2001	615,331	615	666,593		-	94,350	(619,732)

Cancellation of shares by officers	(133,333)	(133)	133		-	-	-

Fractional shares	28	-	-		-	-	-

Shares issued for services	16,666	16	101,255		-	-	-

Sale of Investments	-	-	-		-	(94350)	-

Interest accrued on notes payable to
related parties recorded as contribution
to capital	-	-	9,000		-	-	-

Net loss for the year ended
September 30, 2002	-	-	-		-	-	(557,403)

Balance, September 30, 2002	498,692	$499	$776,981	$		$-	$(1,177,135)

1/6/03 - shares issued for satisfaction of
payable and services provided	500,000	500	24,502		-	-	-

Net loss for the year ended
September 30, 2003	-	-	-		-	-	(173,848)

Balance, September 30, 2003	998,692	$999	$801,483		$-	$-	$(1,350,983)

Page - 22

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity

				Accumulated	Deficit
				Other	Accumulated
		Additional	Stock	Comprehensive	During the
Common Stock		Paid-In	Subscription	Income	Development
Shares	Amount	Capital	Receivable	(Loss)	Stage

Balance, September 30, 2003	998,692	999	801,483	-	-	(1,350,983)

10/2/03 - shares issued for satisfaction of
payable and services provided	1,000,000	1,000	59,000	-	-	-

Net loss for the year ended
September 30, 2004	-	-	-	-	-	(80,543)

Balance, September 30, 2004	1,998,692	$1,999	$860,483	$-	$-	$(1,431,526)

8/16/05 - shares issued for satisfaction of
payable and services provided	200,000	200	49,800	-	-	-

Net loss for the year ended
September 30, 2005	-	-	-	-	-	(28,697)

Balance, September 30, 2005	2,198,692	$2,199	$910,283	$-	$-	$(1,460,223)

The accompanying notes are an integral part of these financial statements.

Page - 23

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			April 9,
	For the Years Ended		1998 Through
	September 30,		September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,697)	$(80,543)	$(1,460,223)
Adjustments to reconcile net loss to net cash (used)
by operating activities:
Bad debt expense	-	-	46,300
Common stock issued for services	50,000	60,000	393,772
Common stock issued for debt relief	-	-	2,500

Interest on notes payable - related party	-	-	35,208
Loss on disposal of discontinued operations	-	-	397,995
Changes in assets and liabilities:
(Increase) in interest receivable	-	-	(42,995)
Increase (decrease) in accounts payable	(21,303)	20,543	148,088

Net Cash (Used) by Operating Activities	-	-	(479,355)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	-	(255,000)
Net Cash (Used) by Investing Activities	-	-	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related
parties	-	-	100,000
Proceeds received on notes payable - related party	-	-	399,655
Common stock issued for cash	-	-	481,000

Net Cash Provided by Financing Activities	-	-	734,355

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 24

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004

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

d. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the years ended
	September 30,
	2005	2004

Numerator - loss	$(28,697)	$(80,543)
Denominator - weighted average number of
shares outstanding	2,023,350	1,998,692
Loss per share	$(0.01)	$(0.04)

Page - 25

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e. Income Taxes

At September 30, 2005, the Company had net operating loss carryforwards of approximately $1,460,223 that may be offset against future taxable income. The loss carryforwards begin to expire in 2018. No tax benefit has been reported in the September 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Deferred tax assets are comprised of the following:

	For the years ended
	September 30,
	2005	2004

Net Operating Loss Carryforward	$540,282	$501,033

Valuation allowance	$(540,282)	$(501,033)

	$-	$-

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

Page - 26

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004

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

Page - 27

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004

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

As of September 30, 2005, the Company had a total of $547,741 in accounts payable to Paladin Global Group, Ltd.(Paladin) a shareholder. This accounts payable bears interest at a rate of 18% per annum. Paladin loaned the Company $0 and $151,348 during the years ending September 30, 2005 and 2004, respectively. Payments were made on this related party debt of $50,000 and $60,000 for the years ended September 30, 2005 and 2004 respectively. As of September 30, 2005, the Company had not yet made any cash payments on the payable, however; stock was issue to Paladin with a value of $50,000 that was applied to the amount owed. Paladin has made no demands for any other payments.

Page - 28

FAMILY HEALTHCARE SOLUTIONS, INC
(Formerly Oasis Entertainment’s Fourth Movie Project, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004

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
In August 2005, the Company issued 200,000 shares of common stock with a value of $50,000 to Paladin Global Group as a payment on the related party payable.

Page - 29

Exhibit 31

Section 302 Certification

Page - 30

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated: January 10, 2006

/s/Teodoro F. Franco L.
Teodoro F. Franco L. Sole Officer/Director

Page - 31

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Family Healthcare Solutions, Inc., a Nevada corporation (the "Company"), on 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L., certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 10, 2006

/s/Teodoro F. Franco L
Teodoro F. Franco L. Sole Officer/Director

Page - 33