Form 10KSB/A
period 2005-09-30
FAMILY HEALTHCARE SOLUTIONS INC
filed 2006-02-14
CIK 1063262

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

As of September 30, 2005: the number of shares outstanding of the Registrant's Common Stock, was 2,198,692; and the aggregate number of shares held by non-affiliates was approximately 298,057.

We have enjoyed NO REVENUES during the period of this report.

[ ] (Indicate by check mark if disclosure of delinquent filers ('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Exhibit Index is found on page 12

THIS AMENDMENT IS BEING MADE TO CORRECT THE ISSUED AND OUTSTANDING ON THE COVER PAGE ONLY. THE REMAINING DOCUMENT IS CORRECT.

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