Form 10QSB
period 2005-12-31
FAMILY HEALTHCARE SOLUTIONS INC
filed 2006-02-14
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28881

First Quarter ended December 31, 2005

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

As of December 31, 2005: the number of shares outstanding of the Registrant's Common Stock, was 2,198,692.; and the aggregate number of shares held by non-affiliates was approximately 298,057

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended December 31, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Family Healthcare Solutions, Inc.

Financial Statements
December 31, 2005

Balance Sheets
Statement of Operations
Statements of Cash Flows
Notes to Financial Statements

Page - 3

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	September 30,
ASSETS	2005	2005
	(Unaudited)
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	554,328	547,741

Total Current Liabilities	554,328	547,741

Total Liabilities	554,328	547,741

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
2,198,692 shares issued and outstanding respectively	2,199	2,199
Additional Paid in Capital	910,283	910,283
Accumulated Deficit	(1,466,810)	(1,460,223)

Total Stockholders' Equity	(554,328)	(547,741)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Statement of Operations
(unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on April 9, 1998
	December 31,	December 31,	thru December 31,
	2005	2004	2005

Revenues	$-	$-	$-

Operating Expenses
Legal Fees			207,743
Consulting Fees			251,272
Bad Debt Expense			46,300
General & Administrative	6,587	10,196	349,399

Total Operating Expenses	6,587	10,196	854,714

Operating Income (Loss) before discontinued operations	(6,587)	(10,196)	(854,714)

(Loss) from discontinued operations	-	-	(292,036)
(Loss) from disposal of discontinued operations	-	-	(115,947)

Net (loss) from operations	(6,587)	(10,196)	(1,262,697)

Other Income (Expense)
Impairment Loss			(168,430)
Miscellaneous Income	-	-	(88,081)
Interest Expense	-	-	52,398

Total Other Income (Expense)	-	-	(204,113)

Net Income (Loss)	$(6,587)	$(10,196)	$(1,466,810)

Net Income (Loss) Per Share	$(0.00)	$(0.01)	$(1.91)

Weighted Average Shares Outstanding	2,198,692	1,998,692	767,711

The accompanying notes are an integral part of these financial statements.

Page - 5

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Statement of Cash Flows
(unaudited)

		For the three months ended		From inception
		December 31,		on April 9, 1998
				December 31,
		2005	2004	2005

Cash Flows from Operating Activities

Net Income (Loss)		$(6,587)	$(10,196)	$(1,466,810)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense		-	-	46,300
Stock Issued for Services		-	-	393,772
Stock issued to reduce payables		-	-	2,500
Interest on notes payable - related party		-	-	35,208
Loss on disposal of discontinued operations		-	-	397,995
Change in Assets and Liabilities		-	-	-
(Increase) in interest receivable		-	-	(42,995)
Increase (Decrease) in Accounts Payable and Accrued Expenses		6,587	10,196	154,675

Net Cash Provided(Used) by Operating Activities		-	-	(479,355)

Cash Flows from Investing Activities
Cash paid for investments		-	-	(255,000)

Net Cash Provided (Used) by Investing Activities		-	-	(255,000)

Cash Flows from Financing Activities
Payments paid on notes receivable - related parties		-	-	(246,300)
Principal received on notes receivable - related parties		-	-	100,000
Proceeds received on notes payable - related parties		-	-	399,654
Common stock issued for cash		-	-	481,000

Net Cash Provided (Used) by Financing Activities		-	-	734,354

Increase (Decrease) in Cash		-	-	(1)

Cash and Cash Equivalents at Beginning of Period		-	-	-

Cash and Cash Equivalents at End of Period		$-	$-	$(1)

Cash Paid For:
Interest		$-	$-	$-
Income Taxes	$		$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 6

Family Healthcare Solutions, Inc.
Notes to the Financial Statements
December 31, 2005

GENERAL

Family Healthcare Solutions, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2005.

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

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next nine months. We have been substantially inactive for the last quarter and expect to remain so for remainder of the current fiscal year.

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

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

31.  Section 302 Certification

32. Certification(s) Pursuant to 18 USC Section 1350;

The Remainder of this Page is Intentionally left Blank

Page - 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended December 31, 2005, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 14, 2006
/s/Teodoro F. Franco L
Teodoro F. Franco L
Sole Officer/Director

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Teodoro F. Franco L., certify that:

1.	I have reviewed this Quarterly report on Form 10-QSB of Family Healthcare Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: February 14, 2006

/s/Teodoro F. Franco L
Teodoro F. Franco L
Sole Officer/Director

Page - 11

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Family Healthcare Solutions, Inc., a Nevada corporation (the "Company"), on 10-QSB for the first quarter ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L., certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2006

/s/Teodoro F. Franco L
Teodoro F. Franco L
Sole Officer/Director

Page - 13