Form 10KSB
period 2006-09-30
FAMILY HEALTHCARE SOLUTIONS INC
filed 2007-02-09
CIK 1063262

FORM 10-K-SB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2006

Commission File Number: 000-28881

Family Healthcare Solutions, Inc.

Nevada                              76-0528600
(Jurisdiction of Incorporation)     (I.R.S. Employer Identification No.)

Via Simon Bolivar Edificio El Congrejo, Officina 22, Panama        0818-0031
                    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: 507-213-1325
(WORCO Attorneys are contact persons at that address and number)

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

As of September 30, 2006: the number of shares outstanding of the Registrant's Common Stock was 33,959,964; and the aggregate number of shares held by non-affiliates was approximately 27,919,560.

We have enjoyed NO REVENUES during the period of this report.

[ ] (Indicate by check mark if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Exhibit Index is found on page 15

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
(b) Changes in Control

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Controls and Procedures

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

ITEM 1. Description of Business.

(a) Business Development.

(1) Organization. This Corporation, Family Healthcare Solutions, Inc. was duly incorporated in Nevada on April 9, 1998 as Oasis Entertainment's Fourth Movie Project, Inc. We have on file with the Securities and Exchange Commission an Amended Form 1-A/Regulation A Offering Statement (File No. 24-3948) under the Securities Act of 1933, as amended. In that Offering Statement our business was described to be the production of low-budget films for theatrical, cable and video release. Since that time, we have caused the voluntary Registration (pursuant to the Securities Exchange Act of 1934) of our common stock as a class of securities. As a practical matter, we were required to register our common stock pursuant to §12(g) of the 1934 Act. There are no lock-up or shareholder pooling agreements between or among our shareholders. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

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

Reverse Split. On August 27, 2001, we affected a 1 for 100 reverse split of our common stock; such that the 14,810,000 shares were reduced to 148,100 shares; provided that no shareholder owning more than 100 shares should be reversed below 100 shares, and no shareholder owning 100 shares or less should be reversed further. The Record date and Date of Entitlement was Monday, September 10, 2001. The split was pursuant to a mandatory share exchange, resulting in a new trading symbol.

3. Officer Compensation. On September 10, 2001, we issued Thirty Million (30,000,000) new investment shares (Rule 144[a]), pursuant to Section 4(2) of the Act (1933). The shares were issued at par value ($0.001) for officer compensation valued at $30,000.00. [The 30,000,000 after substantial cancellation are now 400 shares.] On August 24, 2006, we issued 5,040,000 new investment shares pursuant to Section 4(2) of the Act (1933). The shares were issued at $0.025 for officer compensation valued at $126,000.00. Please see Part III, Item 10, for more information.

4. Registered Issuance for Services. On or about December 24, 2001, we registered 6,000,000 shares, on Form S-8, to pay for services in stock rather than cash, pursuant to that certain STOCK FOR SERVICES COMPENSATION PLAN attached thereto. The amount was computed at $0.02 per share for services valued at a total of $120,000.00. [The 6,000,000 shares are now 80,000 shares.]

Forward Split. On December 20, 2001, we affected a forward split such that for every one share owned each shareholder will own two shares (2 for 1). The forward split was approved on December 5, 2001. This two for one forward split of the Issuer's common stock was not subject to any fractional shares being rounded up to the nearest share. The Record date was the close of business December 14, 2001 and Date of Entitlement (which means the execution date) was Monday, December 17, 2001. The split was pursuant to a mandatory share exchange, resulting in a new trading symbol.

Reverse Split. On September 18, 2002, we affected a 3 to 1 reverse split of our common stock

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

11, 12. During late 2003, we cancelled 12,000,000 and 19,000,000 shares, respectively

13. On or about August 16, 2005 we issued 200,000 new investment shares (pursuant to §4(2) of the 1933 Act, to a single creditor, in settlement of $50,000 of indebtedness for legal services incurred during January 2002-June of 2003

14. On July 31, 2006, we issued 4,341,047 shares for settlement and cancellation of $108,504.43 of aged debt to a total of three recipients, pursuant to §4(2) of the 1933 Act, valued at $0.025 per share.

15. On August 6, 2006, we issued 9,267,468 shares for settlement and cancellation of $231,686.71 of aged debt to a total of for recipients, pursuant to §4(2) of the 1933 Act, valued at $0.025 per share..

16. On August 14, 2006, we issued 30,000,000 shares pursuant to §4(2) of the 1933 Act, to Teodoro Franco, our sole officer/director, for present and future services to our corporation, valued at $0.025 per share.

17. On August 16, 2006, we issued 6,392,354 shares for settlement and cancellation of $159,808.87 of aged debt to a total of for recipients, pursuant to §4(2) of the 1933 Act, valued at $0.025 per share.

18. On February 6, 2007, we retroactively cancelled 30,000,000 shares, issued prospectively but undelivered to our Sole Officer/Director.

19. On February 6. 2007, we retroactively issued 11,760,358 new investment shares, pursuant to §4(2), at 2.5 cents (0.025) per share.

The Remainder of this Page is Intentionally left Blank

Adjustment of share amounts. The following table is intended to present the effect of the foregoing transactions, giving effect to the reverse and forward splits mentioned above.

		reverse 100 to 1	forward 1 to 2	reverse 3 to 1	reverse 50 to 1
1. Founders Shares	10,000,000	100,000	200,000	66,667	1,333
2. Further Issuances	4,810,000	48,100	96,200	32,066	641
Balance 9/30/00	14,810,000	148,100	296,200	98,733	1,974
carried		148,100	296,200	98,733	1,975
Rounding		1,856	3,712	1,235	25
3. Officer Compensation		30,000,000	60,000,000	26,666,667	533,333
4. Registered Issuance for Services		6,000,000	12,000,000	4,000,000	80,000
Balance 9/30/01		36,149,956	72,299,912	30,766,635	615,333
carried				30,766,635	615,333
Officer Cancellation				(6,666,667)	-133,333
Rounding				1,475	30
5. Registered Issuance for Services				833,333	16,667
Balance 9/30/02				24,934,776	498,697
carried				24,934,776	498,697
6. Sold for cash				25,000,000	500,000
carried				49,934,776	998,697
Reverse 50 to 1				998,696	998,697
Rounding					(5)
Balance 9/30/02					998,692
carried					998,692
7. Affiliate purchase					20,000,000
8. Debt Settlement					3,600,000
9. Reserve for Debt Settlement					7,200,000
10. Debt Settlement					1,200,000
TOTAL ISSUED and OUT9/30/03					32,998,692
carried					32,998,692
11. Cancellation of Shares					(12,000,000)
12. Cancellation of Shares					(19,000,000)
TOTAL ISSUED and OUT 9/30/04					1,998,692
carried					1,998,692
13. Debt Settlement: Legal Services					200,000
TOTAL ISSUED and OUT 9/30/05					2,198,692
carried					2,198,692
14. Debt Settlement					4,341,050
15. Debt Settlement					9,267,468
16. Officer Compensation					30,000,000
17. Debt Settlement					6,392,350
18. Officer Compensation Cancellation					(30,000,000)
19. Stock for Services, current					11,760,400
TOTAL ISSUED and OUT 9/30/06 (as adjusted for retroactive events)					33,959,964

(2) Bankruptcy, Receivership or Similar Proceeding. None from inception to date.

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

ITEM 3. Description of Property.

We have no significant property of our own. Our office services are provided by our officers. All equipment involved or which may be involved in future productions will be rented for the days actually needed.

ITEM 5. Legal Proceedings.

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

ITEM 7. Submission of Matters to a Vote of Security Holders.

None.

The Remainder of this Page is Intentionally left Blank

PART II

ITEM 9. Market for Common Equity and Stockholder Matters.

(a) Market Information. The Common Stock of this Issuer is quoted on the OTCBB (Over-The-Counter Bulletin Board). To the best of the Registrant's knowledge and belief, there has been no market activity, buying or selling, of our common stock, or trading in any security of ours at any time, until recently. The source of the following information is Yahoo Financial.

period ending	high bid	low bid	volume
1st 2004 ended 12/31	3.00	0.25	59,000
2nd 2004	1.25	0.25	27,000
3rd 2004	0.51	0.25	-0-
4th 2004 ended 9/30	0.51	0.25	1,500
1st 2005 ended 12/31	0.85	0.27	2,885
2nd 2005	0.85	0.30	500
3rd 2005	0.30	0.30	-0-
4th 2005 ended 9/30	0.30	0.25	48,000
1st 2006 ended 12/31	0.26	0.17	40,000
2nd 2006	0.20	0.05	140,000
3rd 2006	0.20	0.10	40,000
4th 2006 ended 9/30	0.20	0.20	-0-

(1) Our first fiscal quarter is the last calendar quarter of the previous calendar year.
(2) Post Split 3 to 1 numbers

(c) Holders. There are presently approximately 55 shareholders of the common stock of this Registrant.

(e) Dividends. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(g) Sales of Unregistered Common Stock, Three Years. The following disclosure includes all sales of unregistered common stock during the past three years:

13. On or about August 16, 2005 we issued 200,000 new investment shares (pursuant to §4(2) of the 1933 Act, to a single creditor, in settlement of $50,000 of indebtedness for legal services incurred during January 2002-June of 2003 (Jair E. Tuñon).

14. On July 31, 2006, we issued 4,341,047 shares for settlement and cancellation of $108,504.43 of aged debt to a total of three recipients, pursuant to §4(2) of the 1933 Act, valued at $0.025 per share.

15. On August 6, 2006, we issued 9,267,468 shares for settlement and cancellation of $231,686.71 of aged debt to a total of for recipients, pursuant to §4(2) of the 1933 Act, valued at $0.025 per share..

16. On August 14, 2006, we issued 30,000,000 shares pursuant to §4(2) of the 1933 Act, to Teodoro Franco, our sole officer/director, for present and future services to our corporation, valued at $0.025 per share.

17. On August 16, 2006, we issued 6,392,354 shares for settlement and cancellation of $159,808.87 of aged debt to a total of for recipients, pursuant to §4(2) of the 1933 Act, valued at $0.025 per share..

18. On February 6, 2007, we retroactively cancelled 30,000,000 shares, issued prospectively but undelivered to our Sole Officer/Director.

19. On February 6, 2007, we retroactively issued 11,760,358 new investment shares, pursuant to §4(2), at 2.5 cents (0.025) per share, to three service providers: Officer Teodoro Franco, 5,040,000; Counsel De Vincente & Gonzales, 2,130,400; Other Professional, Legal and Consultation, BRIC, 4,590,000.

ITEM 11. Management's Discussion and Analysis or Plan of Operation.

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

(c) Discussion and Analysis of Financial Condition and Results of Operations. We call attention to certain notes to our financial statements. Our financial statements have been prepared assuming that we are a going concern; but caution is raised that our present condition raises substantial doubts about whether we can continue as such a going concern, without the infusion of funding from outside sources. We have no cash, receivables, or assets, nor history of revenues. We have engaged in no operations during the period of this report except as reported in Item 1 of Part I. We are presently dormant and inactive and expect to remain so for the next six months. There is no assurance that we will ever launch operation, make an acquisition or achieve profitability for shareholders.

ITEM 13. Financial Statements.

Our Board of Directors, serving as its own Audit Committee, has made the required reviews as imposed upon the Audit Committee by the Securities and Exchange Commission rules and regulations. The attached financial statements have been approved for content and accuracy as discussed in the Audit Committee report filed as Attachment A hereto. Attachment FKA-06 hereto are Audited Financial Statements for the years ended September 30, 2006, 2005, and from inception April 9, 1998. Both of those Attachments are incorporated herein by this reference.

Exhibit Box B: Other Exhibits

ITEM 15. Changes In and Disagreements With Accountants.

None.

PART III

ITEM 17. Directors and Executive Officers, Promoters and Control Persons.

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

ITEM 19. Executive Compensation.

None during the period covered by this report, or the previous fiscal year, except for our issuance of 5,040,000 new investment shares to our sole officer/director, at $0.025 per share.

				Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Teodoro Franco,	2003	0	0	0	0	0	0	0
Sole Officer/Director.	2004	0	0	0	0	0	0	0
	2005	0	0	0	126,000	0	0	0

ITEM 21. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock.

Name and Address of Beneficial Owner	Ownership	%
Teodoro F. Franco L. PO Box 8807 Panama 5 PanamaSole Officer/Director	6,040,400	19.48
All Officers and Directors as a Group	6,040,400	19.48
Total Shares Issued and Outstanding	33,959,964	100
(All Affiliates)	(6,040,400)	-19.48
Indicated non-affiliate total	27,919,560	80.52

(c) Changes in Control. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer, other than the probability mentioned in Item 1 and elsewhere. Mr. Franco has acquired effective control of this corporation, by purchasing shares for cash.

ITEM 23. Certain Relationships and Related Transactions.

None.

ITEM 25. Controls and Procedures.

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

ITEM 27. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following Exhibits are incorporated by reference from our previous Annual Report of September 30, 2000.

Exhibit Box B: Other Exhibits ON[3] Articles of Incorporation and By-laws
3.1	ARTICLES OF INCORPORATION
3.2	BY-LAWS

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

Family Healthcare Solutions, Inc.
a nevada corporation

Dated: February 6, 2007

/s/Teodoro F. Franco L
Teodoro F. Franco L
Sole Officer/Director

 Exhibit A

AUDIT COMMITTEE REPORT

Family Healthcare Solutions, Inc.
24843 Del Prado, Suite 326
Dana Point, California 92629
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of Family Healthcare Solutions, Inc. is composed of the Corporation's Board of Directors. The members of the Committee are Sole Officer/Director during fiscal 2006, Teodoro F. Franco L. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Dated: February 6, 2007

/s/Teodoro F. Franco L
Teodoro F. Franco L
Sole Officer/Director

Attachment FKA-06

Audited Financial Statements for the years ended September 30, 2006, 2005, and from inception April 9, 1998.

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Balance Sheet
September 30,
2006
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$-

Total Current Assets	-
$-
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-
Notes payable - related parties (Note 5)	69,328

Total Current Liabilities	69,328

STOCKHOLDERS’ EQUITY

Common stock; 100,000,000 shares authorized of $0.001
par value, 33,959,964 shares issued and outstanding	33,960
Additional paid-in capital	1,672,532
Deficit accumulated during the development stage	(1,775,820)

Total Stockholders’ Equity	(69,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-

The accompanying notes are an integral part of these financial statements.

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 9,
	For the Years Ended		1998 Through
	September 30,		September 30,
	2006	2005	2006

REVENUES	$-	$-	$-

OPERATING EXPENSES
Legal fees	169,597	-	377,340
Consulting fees	126,000		377,272
Bad debt expense	-	-	46,300
General and administrative	20,000	28,697	362,812
Total Expenses	315,597	28,697	1,163,724

LOSS FROM OPERATIONS	(315,597)	(28,697)	(1,163,724)

OTHER INCOME (EXPENSE)
Impairment loss (Note 1)	-	-	(168,430)
Interest expense	-	-	(88,081)
Interest income	-	-	52,398
Total Other Income (Expense)	-	-	(204,113)

NET INCOME BEFORE DISCOUNTINUED OPERATIONS AND INCOME TAXES(LOSS)	(315,597)	(28,697)	(1,367,837)

Net loss from discontinued operations	-	-	(292,036)
Net loss from disposal of discontinued operations	-	-	(115,947)
Total Net Income (LOSS) from discountinued operations			(407,983)

NET INCOME (LOSS) BEFORE INCOME TAX	(315,597)	(28,697)	(1,775,820)

INCOME TAX EXPENSE	-	-	-

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of securities
available-for-sale	-	-	-
Total Other Comprehensive Income (Loss)	-	-	-

NET COMPREHENSIVE (LOSS)	$(315,597)	$(28,697)	$(1,775,820)

BASIC LOSS PER SHARE	$(0.05)	$(0.01)	$(1.25)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,623,101	2,023,350	1,415,951

The accompanying notes are an integral part of these financial statements.

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Stockholders' Equity

					Accumulated	Deficit
					Other	Accumulated
			Additional	Stock	Comprehensive	During the
	Common Stock		Paid-In	Subscription	Income	Development
	Shares	Amount	Capital	Receivable	(Loss)	Stage

Balance at inception on
April 9, 1998	-	$-	$-	$-	$-	$-

Common stock issued to
founders recorded at
predecessor cost of $0.00	1,333	1	(1)	-	-	-

Common stock issued for
cash at $5.00 per share	200	-	150,000	(150,000)	-	-

Net loss from inception on
April 9, 1998 through
September 30, 1999	-	-	-	-	-	-

Balance, September 30, 1998	1,533	1	149,999	(150,000)	-	-

Receipt of stock subscription	-	-	-	150,000	-	-

Common stock issued for cash
at $5.00 per share	442	1	330,999	-	-	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	4,628	-	-	-

Net loss for the year ended
September 30, 1999	-	-	-	-	-	(194,139)

Balance, September 30, 1999	1,975	2	485,626	-	-	(194,139)

Holding loss on securities
available-for-sale	-	-	-	-	(111,563)	-

Accrued interest on notes to
related parties recorded as
contributed capital	-	-	12,580	-	-	-

Net loss for the year ended
September 30, 2000	-	-	-	-	-	(21,428)

Balance, September 30, 2000	1,975	$2	$498,206	$-	$(111,563)	$(215,567)

The accompanying notes are an integral part of these financial statements.

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Stockholders' Equity
(continued)
						Accumulated	Deficit
						Other	Accumulated
			Additional		Stock	Comprehensive	During the
	Common Stock		Paid-In		Subscription	Income	Development
	Shares	Amount	Capital		Receivable	(Loss)	Stage

Balance, September 30, 2000	1,975	2	498,206		-	(111,563)	-215,567

Fractional shares issued	23	-	-		-	-	-

Common shares issued to
directors at $0.0005 for
services rendered	533,333	533	39,467		-	-	-

Common shares issued
at $0.01 per share for
services rendered	80,000	80	119,920		-	-	-

Holding gain recognized on securities
held as available-for-sale	-	-	-		-	205,913	-

Interest accrued on notes payable to
related parties recorded as additional
paid-in capital	-	-	9,000		-	-	-

Net loss for the year ended
September 30, 2001	-	-	-		-	-	(404,165)

Balance, September 30, 2001	615,331	615	666,593		-	94,350	(619,732)

Cancellation of shares by officers	(133,333)	(133)	133		-	-	-

Fractional shares	28	-	-		-	-	-

Shares issued for services	16,666	16	101,255		-	-	-

Sale of Investments	-	-	-		-	(94350)	-

Interest accrued on notes payable to
related parties recorded as contribution
to capital	-	-	9,000		-	-	-

Net loss for the year ended
September 30, 2002	-	-	-		-	-	(557,403)

Balance, September 30, 2002	498,692	$499	$776,981	$		$-	$(1,177,135)

1/6/03 - shares issued for satisfaction of
payable and services provided	500,000	500	24,502		-	-	-

Net loss for the year ended
September 30, 2003	-	-	-		-	-	(173,848)

Balance, September 30, 2003	998,692	$999	$801,483		$-	$-	$(1,350,983)

The accompanying notes are an integral part of these financial statements.

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Stockholders' Equity
(continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Stock	Comprehensive	During the
	Common Stock		Paid-In	Subscription	Income	Development
	Shares	Amount	Capital	Receivable	(Loss)	Stage

Balance, September 30, 2003	998,692	999	801,483	-	-	(1,350,983)

10/2/03 - shares issued for satisfaction of
payable and services provided	1,000,000	1,000	59,000	-	-	-

Net loss for the year ended
September 30, 2004	-	-	-	-	-	(80,543)

Balance, September 30, 2004	1,998,692	$1,999	$860,483	$-	$-	$(1,431,526)

8/16/05 - shares issued for satisfaction of
payable and services provided	200,000	200	49,800	-	-	-

Net loss for the year ended
September 30, 2005	-	-	-	-	-	(28,697)

Balance, September 30, 2005	2,198,692	$2,199	$910,283	$-	$-	$(1,460,223)

7/31/06 - shares issued for satisfaction of	4,341,050	4,341	104,163
payable and services provided

8/6/06 - shares issued for satisfaction of	9,267,468	9,267	222,419
payable and services provided

8/14/06 - shares issued for satisfaction of	5,040,000	5,040	120,960
payable and services provided

8/14/06 - shares issued for satisfaction of	2,130,400	2,130	51,130
payable and services provided

8/14/06 - shares issued for satisfaction of	4,590,000	4,590	110,160
payable and services provided

8/16/06 - shares issued for satisfaction of	6,392,354	6,392	153,417
payable and services provided

Net loss for the year ended
September 30, 2005						(315,597)

Balance, September 30, 2006	33,959,964	$33,959	$1,672,532	$-	$-	$(1,775,820)

The accompanying notes are an integral part of these financial statements.

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			April 9,
	For the Years Ended		1998 Through
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(315,597)	$(28,697)	$(1,775,820)
Adjustments to reconcile net loss to net cash (used)
by operating activities:
Bad debt expense	-	-	46,300
Common stock issued for services	794,010	50,000	1,187,782
Common stock issued for debt relief	-	-	2,500

Interest on notes payable - related party	-	-	35,208
Loss on disposal of discontinued operations	-	-	397,995
Changes in assets and liabilities:
(Increase) in interest receivable	-	-	(42,995)
Increase (decrease) in accounts payable	(478,413)	(21,303)	(330,325)

Net Cash (Used) by Operating Activities	-	-	(479,355)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	-	(255,000)
Net Cash (Used) by Investing Activities	-	-	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related
parties	-	-	100,000
Proceeds received on notes payable - related party	-	-	399,655
Common stock issued for cash	-	-	481,000

Net Cash Provided by Financing Activities	-	-	734,355

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Family Healthcare Solutions, Inc. and Subsidiaries
Dana Point, California

We have audited the accompanying balance sheet of Family Healthcare Solutions, Inc. as of September 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Healthcare Solutions, Inc. as of September 30, 2006, and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, is dependent on financing to continue operations, and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Chisholm, Bierwolf & Nilson
Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
February 1, 2007

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Family Healthcare Services, Inc. (The Company) was incorporated on April 9, 1998 under the laws of the State of Nevada. The company changed its name on September 19, 2003. The company is primarily in the business of producing film and video for theatrical, cable and televised releases.

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

d. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the years ended
	September 30,
	2006	2005

Numerator - loss	$(315,597)	$(28,697)
Denominator - weighted average number of shares outstanding	6,623,101	2,023,350
Loss per share	$(0.05)	$(0.01)

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carry-forwards totaling approximately $1,775,820 that may be offset against future taxable income. These NOL carry-forwards begin to expire in the year 2018. No tax benefit has or will be recorded until the Company generates taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forward may be limited as to use in future years.

Deferred tax assets and the valuation account is as follows at September 30, 2006 and 2005:

                                                                                                                                                September 30,
2006    2005
Deferred tax asset:
NOL carry-forward $ 603,500   $ 540,282
Valuation allowance  (603,500)   (540,282)
Total                 $               -  $              -

The components of current income tax expense as of September 30, 2006 and 2005 respectively are as follows:
	As of September 30,
	2006	2005
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	63,218	81,800
Change in valuation allowance	(63,218)	(81,800)
	$ -	$ -
Income tax expense

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

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

i. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006 and 2005

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

As of September 30, 2006, the Company had a total of $69,327 in accounts payable to Paladin Global Group, Ltd.(Paladin) a shareholder. This accounts payable bears interest at a rate of 18% per annum. Payments were made on this related party debt of $ 554,989 and $50,000 for the years ended September 30, 2006 and 2005 respectively. As of September 30, 2006, the Company had not yet made any cash payments on the payable, however; stock was issue to new shareholders with a value of $ 554,989 that was applied to the amount owed. Paladin has made no demands for any other payments.

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

FAMILY HEALTHCARE SOLUTIONS, INC
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006 and 2005

NOTE 6 -	COMMON STOCK TRANSACTIONS (continued)

In September 2002, the Company authorized the issuance for 16,666 shares to be issued pursuant to an S-8 offering, for services valued at $101,272 (or $.12 per share).

In January 2003, t he Company issued 500,000 shares of common stock with a value of $25,000 to Paladin Global Group. The $2,500 was applied against the debt that the Company owes to Paladin, and $22,500 was for expenses for services provided.

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

During 2006, the Company issued 31,761,272 shares of common stock with a value of $794,032, as payment for services rendered, to new shareholders.

In August 2006, the Company issued 30,000,000 shares of common stock with a value of $750,000 to an affiliate as a partial pre-payment for services rendered. Upon review by the audit committee, the transaction was found to be improper and the issuance was rescinded.

NOTE 7 - RECENT PRONOUNCMENTS

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations.

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

(c) Evaluated the effectiveness of the small bussiness issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Dated: February 6, 2007

/s/Teodoro F. Franco L
Teodoro F. Franco L
Sole Officer/Director

Exhibit 32

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

Dated: February 6, 2007

/s/Teodoro F. Franco L
Teodoro F. Franco L
Sole Officer/Director