Form 10QSB
period 2006-12-31
FAMILY HEALTHCARE SOLUTIONS INC
filed 2007-02-14
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28881

First Quarter ended December 31, 2006

Family Healthcare Solutions, Inc.

Nevada                                       76-0528600

(Jurisdiction of Incorporation) (I.R.S. Employer Identification No.)

Via Simon Bolivar Edificio El Congrejo, Officina 22, Panama0818-0031

 (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:507-213-1325

 (WORCO Attorneys are contact persons at that address and number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of December 31, 2006: the number of shares outstanding of the Registrant's Common Stock, was 33,959,964; and the aggregate number of shares held by non-affiliates was approximately 27,919,560.

We have enjoyed NO REVENUES during the period of this report.

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

The financial statements, for the three months ended December 31, 2006, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Family Healthcare Solutions, Inc.

Financial Statements
December 31, 2006

Balance Sheets
Statement of Operations
Statements of Cash Flows
Notes to Financial Statements

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	September 30,
ASSETS	2006	2006
	(Unaudited)
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	69,328	69,328

Total Current Liabilities	69,328	69,328

Total Liabilities	69,328	69,328

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
33,959,694 shares issued and outstanding respectively	33,960	33,960
Additional Paid in Capital	1,672,532	1,672,532
Accumulated Deficit	(1,775,820)	(1,775,820)

Total Stockholders' Equity	(69,328)	(69,328)

Total Liabilities and Stockholders' Equity	$0	$0

The accompanying notes are an integral part of these financial statements.

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Statement of Operations
(unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on April 9, 1998
	December 31,	December 31,	thru December 31,
	2006	2005	2006

REVENUES	$-	$-	$-

OPERATING EXPENSES
Legal Fees			377,340
Consulting Fees			377,272
Bad Debt Expense			46,300
General & Administrative	-	6,587	362,812

Total Operating Expenses	-	6,587	(1,163,724)

OTHER INCOMER (Expense)
Impairment Loss			(168,430)
Miscellaneous Income	-	-	(88,081)
Interest Expense	-	-	52,398
Total Other Income (Expense)	-	-	(204,113)

NET INCOME BEFORE DISCOUNTINUED OPERATIONS AND INCOME TAXES		(6,587)	(1,367,837)

(Loss) from discontinued operations	-	-	(292,036)
(Loss) from disposal of discontinued operations	-	-	(115,947)
Total Net Income (loss) from discountinued operations			(407,983)

NET INCOME (LOSS) BEFORE INCOME TAX	-	(6,587)	(1,775,820)

INCOME TAX EXPENSE	$-	$-	-

NET INCOME (LOSS)	$-	$(6,587)	$(1,775,820)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(1.25)

Weighted Average Shares Outstanding	33,959,964	2,198,692	1,415,951

The accompanying notes are an integral part of these financial statements.

Family Healthcare Solutions, Inc
(a Development Stage Company)
Statement of Cash Flows
(unaudited)

			From
			inception
			on April 9,
	For the three months ended		1998
	December 31,		December 31,
	2006	2005	2006

Cash Flows from Operating Activities

Net Income (Loss)	$-	$(6,587)	$(1,775,820)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	46,300
Stock Issued for Services	-	-	1,187,782
Stock issued to reduce payables	-	-	2,500
Interest on notes payable - related party	-	-	35,208
Loss on disposal of discontinued operations	-	-	397,995
Change in Assets and Liabilities	-	-	-
(Increase) in interest receivable	-	-	(42,995)
Increase (Decrease) in Accounts Payable and Accrued Expenses	-	6,587	(330,325)

Net Cash Provided(Used) by Operating Activities	-	-	(479,355)

Cash Flows from Investing Activities
Cash paid for investments	-	-	(255,000)

Net Cash Provided (Used) by Investing Activities	-	-	(255,000)

Cash Flows from Financing Activities
Payments paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related parties	-	-	100,000
Proceeds received on notes payable - related parties	-	-	399,654
Common stock issued for cash	-	-	481,000

Net Cash Provided (Used) by Financing Activities	-	-	734,354

Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-
Income Taxes		-	$-

The accompanying notes are an integral part of these financial statements.

Family Healthcare Solutions, Inc.
Notes to the Financial Statements
December 31, 2006

GENERAL
Family Healthcare Solutions, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for thet hree months ended December 31, 2006 since there have been no material changes (other than indicated in other footnotes)  to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2006.

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

(b)Discussion and Analysis of Financial Condition and Results of Operations. We have no cash, receivables, or assets, nor history of revenues. Our Management and Directors intent to pursue a program of settlement of existing debt with stock, in such cases, and on such terms as may be successfully negotiated.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. We are changing auditors, for the coming fiscal year. The Firm of Chisholm and Associates, Inc. (later Chisholm, Bierworlf and Nilson) was engaged by the Board of Directors as the new certifying accountants on February 12, 2002. Todd Chisholm & Chisholm, Bierwolf and Nilson have been our independent auditors. That firm is retiring as our auditors. There has not been any dispute of any kind or sort with any auditor on any subject. The former auditing firm neither resigned nor declined to stand for election. The former auditor's reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim periods through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.

The decision to change accountants was recommended and approved by our Board of Directors. We have engaged a new Independent Auditor, prospectively, to review and comment on our next Annual Report, and to assist management in preparing other current reports. The new principal independent accounting firm is Michael Moore & Associates (2675 South Jones Blvd., Suite 109, Las Vegas NV 89146)replacing our retiring auditors. A letter addressed to the Securities and Exchanges Commission from the former auditor stating his agreement with the disclosures made in this filing is filed as an exhibit 16.1 hereto.

Item 6. Exhibits and Reports on Form 8-K.

16.1 Letter on change in certifying accountant

31.  Section 302 Certification

32. Certification(s) Pursuant to 18 USC Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended December 31, 2006, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 12, 2007
/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Exhibit 16.1

Retiring Auditor's Letter

Chisholm, Bierwolf & Nilson, LLC
533 West 2600 South
Bountiful, UT 84010
Telephone (801)-292-8756 Facsimile (801) 292-8809

February 12, 2007

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Family Healthcare Solutions, Inc.

Dear Sirs and Madams:

This firm has reviewed the disclosure Item 5 of Family Healthcare Solutions, Inc. , Quarterly Report on Form 10-QSB, dated December 31, 2006, in regards to our retirement as its certifying accountants. Please be advised that we are in concurrence with the disclosures therein.

We neither resigned nor declined to stand for election.

Our reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim period through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.

Sincerely,

Chisholm, Bierwolf & Nilson, LLC

by

/s/Todd Chisholm
Todd Chisholm

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

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: February 12, 2007

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Family Healthcare Solutions, Inc., a Nevada corporation (the "Company"), on 10-QSB for the first quarter ended December 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Teodoro F. Franco L., certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2007

/s/Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director