Form 10QSB
period 2007-03-31
FAMILY HEALTHCARE SOLUTIONS INC
filed 2007-04-27
CIK 1063262

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28881

Second Quarter ended March 31, 2007

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

The number of shares outstanding of the Registrant's Common Stock, as of March 31, 2007 was 33,959,960; and the aggregate number of shares held by non-affiliates was approximately 27,919,560.

We have enjoyed NO REVENUES during the period of this report.

Transitional Small Business Disclosure Format (check one): yes ☐   no ☒

PART I: FINANCIAL INFORMATION

The financial statements, for the three months and six months ended March 31, 2007, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

PART II. DISCUSSION & ANALYSIS OR PLAN OF OPERATION

   (a) Plan of Operation for the next six months. We have been substantially inactive for the last quarter and expect to remain so for remainder of the current fiscal year.

There can be no assurance that we will be successful at any time in the future, in raising sufficient funding from any sources during the next six months. Even if we are successful in raising capital through any sources, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing (if any) could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

(b)Discussion and Analysis of Financial Condition and Results of Operations. We have no cash, receivables, or assets, nor history of revenues. Our Management and Directors intent to pursue a program of settlement of existing debt with stock, in such cases, and on such terms as may be successfully negotiated.

PART III: OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

31.             Section 302 Certification

32.             Certification(s) Pursuant to 18 USC Section 1350.

Family Healthcare Solutions, Inc.

Financial Statements
March 31, 2007

Balance Sheets

Statement of Operations

Statements of Cash Flows

Notes to Financial Statements

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	69,328	69,328

Total Current Liabilities	69,328	69,328

Total Liabilities	69,328	69,328

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
33,959,694 shares issued and outstanding respectively	33,960	33,960
Additional Paid in Capital	1,672,532	1,672,532
Accumulated Deficit	(1,775,820)	(1,775,820)

Total Stockholders' Equity	(69,328)	(69,328)

Total Liabilities and Stockholders' Equity	$0	$0

The accompanying notes are an integral part of these financial statements.

Family Healthcare Solutions, Inc.
(a Development Stage Company)
Statement of Operations
(unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on April 9, 1998
	March 31,	March 31,	thru March 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Legal Fees			377,340
Consulting Fees			377,272
Bad Debt Expense			46,300
General & Administrative	-	-	362,812

Total Operating Expenses	-	-	(1,163,724)

OTHER INCOMER (Expense)
Impairment Loss			(168,430)
Miscellaneous Income	-	-	(88,081)
Interest Expense	-	-	52,398
Total Other Income (Expense)	-	-	(204,113)

NET INCOME BEFORE DISCOUNTINUED OPERATIONS AND INCOME TAXES		-	(1,367,837)

(Loss) from discontinued operations	-	-	(292,036)
(Loss) from disposal of discontinued operations	-	-	(115,947)
Total Net Income (loss) from discontinued operations			(407,983)

NET INCOME (LOSS) BEFORE INCOME TAX	-	-	(1,775,820)

INCOME TAX EXPENSE	$-	$-	-

NET INCOME (LOSS)	$-	$-	$(1,775,820)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(1.25)

Weighted Average Shares Outstanding	33,959,964	2,198,692	1,415,951

The accompanying notes are an integral part of these financial statements.

Family Healthcare Solutions, Inc
(a Development Stage Company)
Statement of Cash Flows
(unaudited)

			From
			inception
			on April 9,
	For the three months ended		1998
	March 31,		March 31,
	2007	2006	2007
Cash Flows from Operating Activities

Net Income (Loss)	$-	$-	$(1,775,820)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	46,300
Stock Issued for Services	-	-	1,187,782
Stock issued to reduce payables	-	-	2,500
Interest on notes payable - related party	-	-	35,208
Loss on disposal of discontinued operations	-	-	397,995
Change in Assets and Liabilities	-	-	-
(Increase) in interest receivable	-	-	(42,995)
Increase (Decrease) in Accounts Payable and Accrued Expenses	-	-	(330,325)

Net Cash Provided(Used) by Operating Activities	-	-	(479,355)

Cash Flows from Investing Activities
Cash paid for investments	-	-	(255,000)

Net Cash Provided (Used) by Investing Activities	-	-	(255,000)

Cash Flows from Financing Activities
Payments paid on notes receivable - related parties	-	-	(246,300)
Principal received on notes receivable - related parties	-	-	100,000
Proceeds received on notes payable - related parties	-	-	399,654
Common stock issued for cash	-	-	481,000

Net Cash Provided (Used) by Financing Activities	-	-	734,354

Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-
Income Taxes		-	$-

The accompanying notes are an integral part of these financial statements.

Family Healthcare Solutions, Inc.
Notes to the Financial Statements
March 31, 2007

GENERAL
Family Healthcare Solutions, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and six months ending March 31, 2007 since there have been no material changes (other than indicated in other footnotes)  to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2007, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  April 13, 2007

Teodoro F. Franco L.
Teodoro F. Franco L.
Sole Officer/Director