Form 10QSB
period 2007-07-31
FAMILY HEALTHCARE SOLUTIONS INC
filed 2007-08-15
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-28881

FAMILY HEALTHCARE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0403762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598 Broadway, 3rd Floor, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(646) 839-5500
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐      Accelerated Filer  ☐      Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes     ☒  No

As of July 31, 2007, we had 73,978,694 outstanding shares of Common Stock, $0.001 par value.

FAMILY HEALTHCARE SOLUTIONS, INC.

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Family Healthcare Solutions”, “FHCS”, “Mega Media Group”, “MMG” or "Company" refer to the consolidated operations of Family Healthcare Solutions, Inc., a Nevada corporation, and its wholly owned subsidiary Mega Media Group, Inc., a New York corporation, and its wholly-owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this quarterly report on Form 10-QSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I - FINANCIAL INFORMATION
Item  1.  Financial Statements.

ii

FAMILY HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
	July 31,	January 31,
ASSETS	2007	2007
Current Assets	(Unaudited)
Cash	$110,922	$37,444
Accounts receivable, net (Note 3)	53,990	68,636
Prepaid Expenses	122,213	168,203
Total Current Assets	287,125	274,283

Fixed assets, net (Note 4)	485,674	559,097
Master records, net (Note 5)	125,000	306,676
Other intangible assets, net (Note 5)	196,667	-
Advances	20,000	20,000
Note Receivable-Gladiator	-	-
Deposits	183,486	225,486
Other	16,010	16,010

TOTAL ASSETS	$1,313,961	$1,401,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$386,076	$394,870
Sales tax payable	616	892
Payroll taxes payable	556,603	284,731
Accrued Offices' Compensation	437,522	379,829
Equipment loan - current portion	14,924	14,924
Equipment lease - current portion	19,440	19,440
Loans payable (Note 7)	690,000	440,000
Due to related party (Note 6)	398,783	444,455
Deferred revenues	500,575	252,399
Accrued expenses	10,837	7,545
Payable to shareholders (Note 6)	202,148	715,118
Other current liabilities (Note 10)	416,866	410,965
Total Current Liabilities	3,634,390	3,365,168

Equipment Loan Payable	37,003	46,961
Equipment Lease Payable	40,500	50,220
TOTAL LIABILITIES	3,711,893	3,462,349

Commitments and contingencies		-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 07/31/07 and 14,492,000 shares issued and outstanding as of 01/31/07 (Note 8)	-	14,492
Common stock, $.001 par value, 100,000,000 shares authorized, 73,978,694 shares issued and outstanding as of 07/31/07 and 70,000,000 shares authorized, 5,277,446 shares issued and outstanding as of 01/31/07 (Note 8)	73,979	5,277
Additional paid-in capital	5,574,222	4,067,546
Deferred compensation	(317)	(1,392)
Accumulated Deficit	(8,045,817)	(6,146,720)

Total Stockholders' Deficit	(2,397,933)	(2,060,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,313,961	$1,401,552

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Six Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Advertising revenues	$1,875,812	$1,533,393	$920,571	$838,024
Other revenues	192,208	10,800	78,865	10,800

Total Revenues	2,068,020	1,544,193	999,436	848,824

Operating Expenses	1,539,858	1,457,743	792,827	762,104
Selling, general and administrative	1,695,384	1,182,378	797,559	670,753
Depreciation and amortization	288,449	200,330	244,071	166,126
Stock compensation expense	300,000	-	300,000	-

	3,823,691	2,840,451	2,134,457	1,598,983

Net loss from operations	(1,755,670)	(1,296,258)	(1,135,022)	(750,159)

Other Expenses:

Interest	40,139	28,512	14,983	14,532

Net loss before tax benefit	(1,795,809)	(1,324,770)	(1,150,004)	(764,691)

Tax benefit	-	-	-	-

Net loss	$(1,795,809)	$(1,324,770)	$(1,150,004)	$(764,691)

The accompanying notes are an integral part of these financial statements.

FAMILY HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	Six Months Ended July 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,795,809)	$(1,324,770)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	288,449	200,330
Allowance for doubtful accounts
Stock issued for lender's fee	-	10,000
Stock issued in exchange for lease commitment	-	237,189
Stock compensation for services	1,000	-
Non-cash stock based compensation	300,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	14,646	3,225
(Increase) decrease in advances	-	-
(Increase) decrease in prepaid expenses	45,990	(214,194)
(Increase) decrease in other current assets
(Increase) in other assets	-	-
Increase (decrease) in bank overdraft	-	-
Increase in accounts payable	(8,794)	34,243
Increase in sales tax payable	(276)	-
Increase in accrued officers' compensation	57,693	147,000
Increase in accrued expenses	3,292	-
Increase in deferred revenue	48,176	-
Increase in payroll liabilities	271,872	75,542
Increase in other current liabilities	5,902	-
Total adjustments	1,027,950	493,335
NET CASH USED BY OPERATING ACTIVITIES	(767,859)	(831,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	(14,000)	-
Fixed assets	(25,735)	(84,944)
Investment in Gladiator	-	-
Deposits	42,000	(42,000)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	2,265	(126,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of repayments	240,042	(9,911)
Proceeds from issuance of debenture	-	-
Loans from shareholders	254,030	657,064
Loans from related parties	-	67,970
Repayment of loan from related parties	(5,000)	-
Sale of common stock	350,000	250,000
CASH PROVIDED BY FINANCING ACTIVITIES	839,072	965,123

NET INCREASE IN CASH	73,478	6,745

CASH: Beginning of period	37,444	12,418
End of period	$110,922	$19,163

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$1,675
Cash paid during the period for interest	$30,945	$28,512
Non Cash Financing and Investing Activities:
Equipment contributed for common stock	$-	$-
Stock issued for Echo Broadcasting	$-	$-
Stock issued for lender's fee	$-	$10,000
Stock issued in exchange for lease commitments	$-	$237,189
Stock issued for conversion of loans to shareholders	$877,000	$843,131
Preferred stock issued for services	$1,100	$-
Capitalized lease	$-	$-

The accompanying notes are an integral part of these financial statements.

FAMILY HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and six months
Ended July 31, 2007 and 2006 Are Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

On June 20, 2007, Family Healthcare Solutions, Inc., a Nevada Corporation (“the company”), entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) pursuant to which FHCS will acquire 100% of the issued and outstanding capital stock of Mega Media Group Inc and wholly owned subsidiaries, making Mega Media a wholly owned subsidiary of FHCS, and convert into equity $877,000 in convertible debentures from the Mega Media Group Inc. Note Holders, in exchange for the issuance by the company to the Mega Media Group Shareholders and Mega Media Group Note Holders of 49,990,406 shares of FHCS common stock, par value $0.001 per share, which shall constitute 68.50% of the company’s issued and outstanding fully diluted common stock after the transaction is closed. As additional consideration, the company’s Shareholders agreed to cancel 13,161,033 shares of common stock.  The company’s stockholders immediately prior to the Closing Date will own 28.50% of the issued and outstanding fully diluted common stock of FHCS after the transaction is closed.

Mega Media Group, Inc. (the “MMG”) was incorporated in New York State on February 3, 2004. The Company is a multi-media holding company with five wholly owned subsidiaries. The Company’s focus is mainstream entertainment and media and Russian ethnic media. The corporate headquarters is located in Brooklyn, NY.  All references to the year ending January 31, 2005 are for the period February 3, 2004 (date of inception) to January 31, 2005.

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $6,146,720 and $2,870,499 at January 31, 2007 and 2006 respectively that includes losses of $3,276,221 and $2,270,974 for the years ended January 31, 2007 and 2006 respectively and a working deficit of $3,090,885 and $963,754 at January 31, 2007 and 2006 respectively. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $8,045,817 and $4,195,269 at July 31, 2007 and 2006 respectively that includes losses of $1,795,809 and $1,324,770 for six months ended July 31, 2007 and 2006 respectively and a working deficit of $3,347,265 and $884,728 at July 31, 2007 and 2006 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE-2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared by Family Healthcare Solutions, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.

The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K and Form 8-K filed on June 26, 2007.

The accompanying consolidated financial statements include the accounts of the Company Inc, and its subsidiaries Mega Media Group Inc., Mega Media Film, Inc., Mega Media Studios, Inc., Mega Media Records, Inc., VSE Magazine, Inc., and Echo Broadcasting Group, Inc. All significant inter company balances and transactions have been eliminated.

Certain Reclassifications

The Company has reclassified a portion of prior quarters selling, general and administrative expense to be included as a separate component of operating expenses.

Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company.

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the three months ended July 31, 2007 and 2006, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $29,915 and $0 respectively.

On July 16th, 2007 VSE Magazine, Inc., a subsidiary of Family Healthcare Solutions, Inc, entered into asset and trademark purchase agreements to acquire a Russian language publication currently operating under the name “METPO” that is distributed in the greater New York metro area. The total consideration for this transaction shall be $200,000 of advertising time on a related company’s radio station, Radio VSE.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation will have no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	July 31, 2007	January 31, 2007

Accounts receivable-trade	$66,990	$81,636
Allowance for doubtful accounts	(13,000)	(13,000)
	$53,990	$68,636

NOTE 4 – FIXED ASSETS

Fixed Assets consist of the following:	July 31, 2007	January 31, 2007

Equipment	$434,340	$432,565
Leasehold	312,200	309,148
Furniture	38,162	33,953
Trucks	94,288	94,288
Computer software	27,685	20,705
	906,675	890,659
Less accumulated depreciation	421,001	331,562
	$485,674	$559,097

NOTE 5 – INTANGIBLE ASSETS

	July 31, 2007	January 31, 2007

Intangible Assets consist of the following:

Master records	$320,676	$306,676
Other intangible assets (see Note 2)	200,000	-
Less accumulated amortization	(199,009)	-
	$321,667	$306,676

NOTE 6 – LOANS FROM SHARESHOLDERS AND RELATED PARTY TRANSACTIONS

In June, 2007 the company entered into debt conversion agreements with company's shareholders according to which loans from shareholders and certain loans due to related party in the amount of $877,000 shall be converted into shares of common stock at the conversion prices of $0.30 and $0.25 per share. These conversion agreements were part of the exchange agreement between the company and MMG (see Note 1).

At July 31, 2007 total loans payable to shareholders of $202,148 and due to related party of $398,783 mature in various amounts from September 2, 2007 to January 11, 2008 and have a stated interest rate of 9%.

NOTE 7 - LOANS PAYABLE

In May 2007, the Company borrowed additional $150,000 from First Capital Invest Corp (“FCIC”), Swiss-based financial institution. Loan is payable in six months from the inception.

NOTE 8 - PREFERRED AND COMMON STOCK

During three months ended July 31, 2007:

In June 2007 the company entered into stock conversion agreements with company's shareholders according to which all preferred shares issued to shareholders in the amount of $14,417 shall be converted into shares of common stock at the par value of 0.001 per share. These conversion agreements were part of the exchange agreement between the company and MMG (see Note 1).

In June 2007 as discussed, in Notes 1 & 7, the company entered into debt conversion agreements with company's shareholders according to which loans from shareholders and certain loans from related party in the amount of $877,000 shall be converted into shares of common stock at the conversion prices of $0.30 and 0.25 per share.

In July 2007 the Company sold 1,000,000 of its $.001 par value common shares to unrelated investors for $0.30 per share for proceeds of $300,000. Market value of the stock at the time of sale was $0.60 per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On May 1, 2007 the Company and the lessor of the premises, mutually terminated a lease agreement for office space, which was originally due to expire on April 30, 2011. All prior commitments under the original lease are terminated. The company continues to rent the office space on the month-to-month basis.

NOTE 10 – POTENTIAL LIABILITIES

On or about August 10, 2006, Edulink, Inc., a company trading on the OTC Bulletin Board ("Edulink"), acquired all of the outstanding shares of the Company (the "Merger"), temporarily making the Company a wholly-owned subsidiary of Edulink.  As further explained below, the Merger was subsequently rescinded as if it never occurred.  Upon closing the Merger, Edulink borrowed $200,000 in August 2006 through several convertible notes with the same terms. The notes are due in August 2009, bear initial interest at 6%, default interest of 15% and were secured by all assets of the Company when the Company was still owned by Edulink.  The notes are convertible at 50% of the average of the three lowest intraday trading prices during the 20 day period prior to conversion. In addition to the notes payable, the lender received 50,000,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.01 and expire in August 2013. The conversion cannot exceed 4.99% of the outstanding shares of common stock. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. During the fiscal year ending 01/31/07, interest on the notes was $5,425. As of 1/31/07, the total cost of the notes was $205,425. During the six months ending 07/31/07, interest on the notes was $2,926. As of 07/31/07, the total cost of the notes was $208,351.

Edulink also borrowed $203,400 in November 2006 through several notes with the same terms. The notes are due in November 2009, carry initial interest of 6%, default interest of 15% and were secured by all assets of the Company when the Company was still owned by Edulink.  The notes are convertible at 50% of the average of the three lowest prices during the 20 day period prior to conversion. In addition to the notes payable, the lender received 50,000,000 warrants to purchase the Edulink's common stock. The warrants have an exercise price of $.01 and expire in November 2013. The conversion cannot exceed 4.99% of the outstanding shares of common stock. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. During the fiscal year ending 01/31/07, interest on the notes was $2,140. As of 1/31/07, the total cost of the notes was $205,540. During six months ending 07/31/07, interest on the notes was $2,976. As of 07/31/07, the total cost of the notes was $208,516.

The above described notes were issued contemplating that the Company would remain wholly-owned by Edulink and that its stock would be registered under applicable securities laws.  However, on or about March 12, 2007, the Company and Edulink executed a Mutual Rescission and Release Agreement rescinding the Stock Purchase Agreement and Share Exchange dated August 10, 2006 and voiding the reverse merger ab initio.  As a result of the aforesaid rescission, Edulink and the Company are presently renegotiating the terms of the notes and a potential relief of liabilities.  It is currently unclear which party will hold responsibility for the notes and in what amounts.

NOTE 11 - SEGMENT DATA

Currently the Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, recorded music and corporate divisions. The category “other” includes audio & video recording studios, VSE magazine and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

Six Months Ended July 31, 2007

	Radio VSE	Recorded Music	Corporate	Other	Total
Revenue	$2,018,859	$20,000	$0	$29,161	$2,068,020
Direct operating expenses	1,505,564	23,323	150	10,821	1,539,858
Selling, general and admin expenses	871,752	365,006	417,483	41,143	1,695,384
Depreciation and amortization	26,961	200,947	57,026	3,515	288,449
Stock compensation expense	0	0	300,000	0	300,000
Interest expenses	30,509	0	9,629	0	40,138
Operating income (loss)	$(415,927)	$(569,276)	$(784,288)	$(26,318)	$(1,795,809)

Three Months Ended July 31, 2007

	Radio VSE	Recorded Music	Corporate	Other	Total
Revenue	$984,957	$0	$0	$14,479	$999,436
Direct operating expenses	782,876	2,530	150	7,271	792,827
Selling, general and admin expenses	411,474	167,847	188,052	30,186	797,559
Depreciation and amortization	13,594	198,429	28,624	3,424	244,071
Stock compensation expense	0	0	300,000	0	300,000
Interest expenses	14,983	0	0	0	14,983
Operating income (loss)	$(237,970)	$(368,806)	$(516,826)	$(26,402)	$(1,150,004)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “anticipates,” “believes,” “expects,” “intends,” “future,” “may” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption “business risks,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

The following discussion is provided to afford the reader an understanding of the material matters of the Company's financial condition, results of operation, capital resources and liquidity. It should be read in conjunction with the financial statements and notes thereto and other information appearing elsewhere in this report.

Background

On or about June 20, 2007, Family Healthcare Solutions, Inc., a Nevada Corporation (“FHCS”), certain FHCS shareholders, Mega Media Group, Inc., a New York corporation ("MMG"), and certain MMG shareholders and note holders, entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) pursuant to which FHCS acquired 100% of the issued and outstanding capital stock of Mega Media Group, Inc. and its subsidiaries (collectively "MMG"), making MMG a wholly owned subsidiary of FHCS, and converted into equity $877,000 in convertible debentures from the MMG note holders, in exchange for the issuance by FHCS to the MMG shareholders and MMG note holders of 49,990,406 shares of FHCS common stock, par value $0.001 per share, which constitutes 68.50% of the FHCS’s issued and outstanding fully diluted common stock after the transaction closed. As additional consideration, the FHCS shareholders agreed to cancel 13,161,033 shares of common stock.  FHCS stockholders existing immediately prior to the closing date of the Exchange Agreement now own 28.50% of the issued and outstanding fully diluted common stock of FHCS and, for arranging the transaction, First Capital Invest Corp. was issued 3% of the issued and outstanding fully diluted common stock of FHCS (2,189,361 shares of FHCS common stock).  After the closing of the Exchange Agreement, FHCS succeeded to the business of MMG and MMG's wholly-owned subsidiaries as its sole business. The transaction was accounted for as a reverse acquisition.

Results of Operations

Results of operations for the Three Months Ended July 31, 2007 Compared with the Three Months Ended July 31, 2006

Revenue

We derive revenue from sales of advertisements and program sponsorships to advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for advertising time in a market.  For the three months ended July 31, 2007 our revenue increased by $150,612 to $999,436 as compared to $848,824 for the three months ended July 31, 2006. The increase results primarily from increase radio advertising revenues.

Operating Expenses

Our significant operating expenses consist of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios and offices, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended July 31, 2007 operating expenses increased by $30,723 to $792,827 as compared to $762,104 for the three months ended July 31, 2006. The increase is principally attributable to increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $126,806 to $797,559 for the three months ended July 31, 2007 from $670,753 in 2006. The increase is attributable to higher corporate expenses, as well as increase in our recorded music business. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses increased by $77,945 to $244,071 for the three months ended July 31, 2007 from $166,126 in 2006 due to the write off of the impaired master records.

Stock Compensation Expense

Non-cash stock compensation expense increased by $300,000 to $300,000 for the three months ended July 31, 2007 from $0 in 2006 as result of sale of common stock to unrelated investors below the market price.

Interest Expense

Interest expense increased by $451 to $14,983 for the three months ended July 31, 2007 from $14,532 in 2006 due to the additional borrowings.

Net Loss

We have a net loss of $1,150,004 for three months ended July 31, 2007 as compared to a net loss of $764,691 for the three months ended July 31, 2006. The increase in net loss is primarily attributable to the increase of our operating, selling, general and administrative expenses.

For the Six Months Ended July 31, 2007 Compared with the Six Months Ended July 31, 2006

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the six months ended July 31, 2007 our revenue increased by $523,827 to $2,068,020 as compared to $1,544,193 for the six months ended July 31, 2006. The increase results primarily from increase radio advertising revenues.

Operating Expenses

Our significant operating expenses consist of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the six months ended July 31, 2007 operating expenses increased by $82,115 to $1,539,858 as compared to $1,457,743 for the six months ended July 31, 2006. The increase is principally attributable to changing from AM to FM frequencies as well as increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $513,006 to $1,695,384 for the six months ended July 31, 2007 from $1,182,378 in 2006. The increase is attributable to higher corporate expenses, as well as increase in our recorded music business and promotional expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses increased by $88,119 to $288,449 for the six months ended July 31, 2007 from $200,330 in 2006 due to the acquisition of various fixed and intangible assets.

Stock Compensation Expense

Non-cash stock compensation expense increased by $300,000 to $300,000 for the six months ended July 31, 2007 from $0 in 2006 as result of sale of common stock to unrelated investors at discount.

Interest Expense

Interest expense increased by $11,627 to $40,139 for the six months ended July 31, 2007 from $28,512 in 2006 due to the additional borrowings.

Net Loss

We have a net loss of $1,795,809 for six months ended July 31, 2007 as compared to a net loss of $1,324,770 for the six months ended July 31, 2006. The increase in net loss is primarily attributable to non-cash stock based compensation and the increase of our operating and selling, general and administrative expenses.

Liquidity and Capital Resources

As of July, 2007, our Working Capital deficiency is $3,347,265.

Cash used in operating activities was $767,859 for the six months ended July 31, 2007 as compared to $831,435 during the six months ended July 31, 2006. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

Cash provided by investing activities was $2,265 for the six months period ended July 31, 2007 as compared to $126,944 cash used in investing activities for the six months period ended July 31, 2006. The decrease in cash used by investing activities is primarily due to reduced investments in various projects and reduction in security deposits.

Cash provided by financing activities was $839,072 for the six months period ended July 31, 2007 as compared to $965,123 for the six months ended July 31, 2006. The decrease in cash provided by financing activities is primarily due to the capital contributions and loans from shareholders.

Recent Financing

On July 26, 2007 we executed a subscription agreement with Alina Cherny (“Cherny”) pursuant to which Cherny purchased 500,000 shares of FHCS common stock at thirty cents ($0.30) per share for an aggregate purchase price of one hundred fifty thousand and 00/000 dollars ($150,000).

On July 16, 2007 we executed a subscription agreement with Stanley Merdinger (“Merdinger”) pursuant to which Merdinger purchased 166,667 shares of FHCS common stock at thirty cents ($0.30) per share for an aggregate purchase price of fifty thousand and 10/000 dollars ($50,000.10).

On July 19, 2007 we executed a subscription agreement with Eugene Khavinson (“Khavinson”) pursuant to which Khavinson purchased 333,333 shares of FHCS common stock at thirty cents ($0.30) per share for an aggregate purchase price of ninety-nine thousand nine hundred ninety-nine and 90/100 dollars ($99,999.90).

The shares of FHCS common stock issued to the individuals named above are currently not registered with the Securities and Exchange Commission, but FHCS contemplates that a registration statement will be filed in the near future.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the individuals named above had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Going Concern

As reflected in the Company’s Financial Statements which accompany this report, our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of public or private debt and equity offerings or strategic alliances. We also depend on certain third party contractors and our executives.

We incurred net losses of $1,795,809 and $1,324,770 for the six months ended July 31, 2007 and 2006, respectively, and have an accumulated deficit of $8,045,817 at July 31, 2007. As of July 31, 2007, we had total assets of $1,313,961 and total liabilities of $3,711,893 creating a working capital deficiency of $3,347,265. The Company currently has approximately $110,922 in cash as of July 31, 2007.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in the summary “Background and Significant Accounting Policies” accompanying our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is principally confined to cash in bank which have short maturities and therefore we believe to be minimal and immaterial market risk.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Recent communications from the Securities and Exchange Commission brought to current management’s attention that several required filings were delinquent and current management recognized that Company’s prior management and executive team did not have adequate controls in place to ensure that filings were made in an accurate and timely manner.

Changes in Internal Controls

In new management’s evaluation of the Company’s internal controls and procedures, some improvements were made as follows:

●     Updating internal controls and procedures.
●     Adopting a new Code of Business Ethics which is now posted on the Company's web site.
●     C ontinued education for the Company’s executive management to keep them abreast of changes in legal accounting rules and SEC regulations.

PART II - OTHER INFORMATION
Item 1.                       Legal Proceedings.

    Except as stated below, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

    As disclosed in our 8-K filing on June 26, 2007, we are subject to a debt collection lawsuit in the Supreme Court of New York, Kings County, filed on May 14, 2007 by Harris Publications, Inc. for not paying for advertising services rendered.  Plaintiff seeks judgment in the amount of $7,713.00 with interest from March 1, 2005.  We are working to resolve this matter.  In the opinion of our management, this matter is not reasonably expected to have a material adverse effect on our business and financial condition.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

As noted earlier in this filing, and as disclosed in a series of recent 8-K filings, there were three recent subscription agreements entered into with non-affiliates:

    1. On July 26, 2007 we executed a subscription agreement with Alina Cherny (“Cherny”) pursuant to which Cherny purchased 500,000 shares of FHCS common stock at thirty cents ($0.30) per share for an aggregate purchase price of one hundred fifty thousand and 00/000 dollars ($150,000).

    2. On July 16, 2007 we executed a subscription agreement with Stanley Merdinger (“Merdinger”) pursuant to which Merdinger purchased 166,667 shares of FHCS common stock at thirty cents ($0.30) per share for an aggregate purchase price of fifty thousand and 10/000 dollars ($50,000.10).

    3. On July 19, 2007 we executed a subscription agreement with Eugene Khavinson (“Khavinson”) pursuant to which Khavinson purchased 333,333 shares of FHCS common stock at thirty cents ($0.30) per share for an aggregate purchase price of ninety-nine thousand nine hundred ninety-nine and 90/100 dollars ($99,999.90).

The shares of FHCS common stock issued to the individuals named above are currently not registered with the Securities and Exchange Commission, but FHCS contemplates that a registration statement will be filed in the near future.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the individuals named above had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

None.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

Exhibit No.	Title of Document	Location

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILY HEALTHCARE SOLUTIONS, INC.

Date: August 15, 2007	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS