Form 10QSB
period 2007-10-31
MEGA MEDIA GROUP INC
filed 2007-12-26
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-28881
MEGA MEDIA GROUP, INC.
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes     ☒  No

As of October 31, 2007, we had 74,145,361 outstanding shares of Common Stock, $0.001 par value.

MEGA MEDIA GROUP, INC.

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “MMDA”, “Mega Media Group”, “MMG” or "Company" refer to the consolidated operations of Mega Media Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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
ii

PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
	October 31,	January 31,
ASSETS	2007	2007
Current Assets	(Unaudited)
Cash	$12,906	$37,444
Accounts receivable, net (Note 3)	91,364	68,636
Prepaid Expenses	99,217	168,203
Total Current Assets	203,488	274,283

Fixed assets, net (Note 4)	345,526	559,097
Master records, net (Note 5)	125,000	306,676
Other intangible assets, net (Note 5)	186,667	-
Advances	20,000	20,000
Deposits	183,486	225,486
Other	16,010	16,010

TOTAL ASSETS	$1,080,176	$1,401,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$462,512	$394,870
Sales tax payable	616	892
Payroll taxes payable	668,352	284,731
Accrued Offices' Compensation	406,883	379,829
Equipment loan - current portion	8,304	14,924
Equipment lease - current portion	19,440	19,440
Loans payable (Note 7)	795,000	440,000
Due to related party (Note 6)	398,783	444,455
Deferred revenues	638,704	252,399
Accrued expenses	12,555	7,545
Payable to shareholders (Note 6)	55,548	715,118
Other current liabilities (Note 10)	-	410,965
Total Current Liabilities	3,466,697	3,365,168

Equipment Loan Payable	5,953	46,961
Equipment Lease Payable	35,640	50,220
TOTAL LIABILITIES	3,508,290	3,462,349

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 10/31/07 and 14,492,000 shares issued and outstanding as of 01/31/07 (Note 8)	-	14,492

Common stock, $.001 par value, 500,000,000 shares authorized, 74,145,361 shares issued and outstanding as of 10/31/07 and 70,000,000 shares authorized, 5,277,446 shares issued and outstanding as of 01/31/07 (Note 8)	74,145	5,277

Additional paid-in capital	5,632,389	4,067,546
Deferred compensation	(317)	(1,392)
Accumulated Deficit	(8,134,331)	(6,146,720)

Total Stockholders' Deficit	(2,428,114)	(2,060,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,080,176	$1,401,552

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended October 31,		Three Months Ended October 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Advertising revenues	$3,104,846	$2,379,108	$1,229,034	$845,715
		-		-
Other revenues	280,101	40,508	87,893	29,708

Total Revenues	3,384,947	2,419,616	1,316,927	875,423

Operating Expenses	2,517,366	2,279,720	977,508	821,977
Selling, general and administrative	2,405,616	2,205,521	710,232	1,023,142
Depreciation and amortization	338,949	244,785	50,500	44,455
Loss on disposition of fixed assets	60,025	-	60,025	-
Stock compensation expense	308,333	-	8,333	-

	5,630,289	4,730,025	1,806,598	1,889,574

Net loss from operations	(2,245,342)	(2,310,409)	(86,272)	(1,014,151)

Other Income/ Expenses:
Gain on extinguishment of debt	(403,400)		(403,400)
Interest	42,382	46,101	2,243	17,589

Net loss before tax benefit	(1,884,324)	(2,356,510)	(88,515)	(1,031,740)

Tax benefit				-

Net loss	$(1,884,324)	$(2,356,510)	$(88,515)	$(1,031,740)

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended October 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,884,324)	$(2,356,510)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	338,949	244,785
Loss on the disposal of fixed assets	60,025	-
Stock issued for lender's fee	-	10,000
Stock issued in exchange for lease commitment	-	237,189
Stock compensation for services	1,000	10,600
Non-cash stock based compensation	308,333	-
Extinguishment of Debt	(403,400)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(22,728)	10,433
(Increase) decrease in advances	-	(20,000)
(Increase) decrease in prepaid expenses	68,985	(197,139)
Increase in accounts payable	67,642	155,735
Increase in sales tax payable	(276)	-
Increase in lease payable	-	74,520
Increase in accrued officers' compensation	27,054	229,500
Increase in accrued expenses	5,010	2,400
Increase in deferred revenue	186,305	320,777
Increase in payroll liabilities	383,621	134,096
Increase in other current liabilities	(7,564)	-
Total adjustments	1,012,956	1,212,895
NET CASH USED BY OPERATING ACTIVITIES	(871,368)	(1,143,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	(14,000)	(306,676)
Fixed assets	(30,595)	(394,255)
Deposits	42,000	(42,000)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,595)	(742,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of repayments	346,995	(15,628)
Proceeds from issuance of debenture	-	200,000
Loans from shareholders	107,430	973,064
Loans from related parties	-	444,455
Repayment of loan from related parties	(5,000)	-
Sale of common stock	400,000	350,000
CASH PROVIDED BY FINANCING ACTIVITIES	849,425	1,951,891

NET INCREASE IN CASH	(24,538)	65,344

CASH: Beginning of period	37,444	12,418
End of period	$12,906	$77,762

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$1,675
Cash paid during the period for interest	$49,977	$43,701
Non Cash Financing and Investing Activities:
Stock issued for lender's fee	$-	$10,000
Stock issued in exchange for lease commitments	$-	$237,189
Stock issued for conversion of loans to shareholders	$877,000	$843,131
Preferred stock issued for services	$1,100	$11,992
Capitalized lease	$-	$77,760
Stock issued for compensation	$308,333	$-
Gain on extinguishment of debt	$(416,866)	$-

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and six months
Ended October 31, 2007 and 2006 Are Unaudited)

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

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $6,146,720 and $2,870,499 at January 31, 2007 and 2006 respectively that includes losses of $3,276,221 and $2,270,974 for the years ended January 31, 2007 and 2006 respectively and a working deficit of $3,090,885 and $963,754 at January 31, 2007 and 2006 respectively. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $8,134,331 and $5,227,009 at October 31, 2007 and 2006 respectively that includes losses of $1,884,324 and $2,356,510 for nine months ended October 31, 2007 and 2006 respectively and a working deficit of $3,263,209 and $2,348,038 at October 31, 2007 and 2006 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE-2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared by Mega Media Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K and Form 8-K filed on June 26, 2007.

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

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and six months
Ended October 31, 2007 and 2006 Are Unaudited)

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the three months ended October 31, 2007 and 2006, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $47,343 and $77,277 respectively.

New Accounting Pronouncements

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	October 31, 2007	January 31, 2007

Accounts receivable-trade	$104,364	$81,636
Allowance for doubtful accounts	(13,000)	(13,000)
	$91,364	$68,636

NOTE 4 – FIXED ASSETS

Fixed Assets consist of the following:	October 31, 2007	January 31, 2007

Equipment	$434,340	$432,565
Leasehold	230,969	309,148
Furniture	38,162	33,953
Trucks	41,188	94,288
Computer software	27,685	20,705
	772,344	890,659
Less accumulated depreciation	426,818	331,562
	$345,526	$559,097

In August 2007 Company disposed one of its trucks. In addition, in August 2007 Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and six months
Ended October 31, 2007 and 2006 Are Unaudited)

NOTE 5 – INTANGIBLE ASSETS

	October 31, 2007	January 31, 2007

Intangible Assets consist of the following:

Master records	$320,676	$306,676
Other intangible assets (see Note 2)	200,000	-
Less accumulated amortization	(209,009)	-
	$311,667	$306,676

NOTE 6 – LOANS FROM SHARESHOLDERS AND RELATED PARTY TRANSACTIONS

At October 31, 2007 total loans payable to shareholders of $55,548 and due to related party of $398,783 mature in various amounts from January 11, 2008 to September 2, 2008 and have a stated interest rate of 9%.

NOTE 7 - LOANS PAYABLE

In August 2007, the Company borrowed $105,000 from Ocean Bridge, Inc. Loan has interest payable on the unpaid balance at the rate of 12%. Loan matures on February 28, 2008.

NOTE 8 - PREFERRED AND COMMON STOCK

During three months ended October 31, 2007:

In August 2007 the Company sold 166,667 of its $.001 par value common shares to unrelated investors for $0.30 per share for proceeds of $50,000. Market value of the stock at the time of sale was $0.35 per share.

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

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and six months
Ended October 31, 2007 and 2006 Are Unaudited)

Edulink also borrowed $203,400 in November 2006 through several notes with the same terms. The notes are due in November 2009, carry initial interest of 6%, default interest of 15% and were secured by all assets of the Company when the Company was still owned by Edulink.  The notes are convertible at 50% of the average of the three lowest prices during the 20 day period prior to conversion. In addition to the notes payable, the lender received 50,000,000 warrants to purchase the Edulink's common stock. The warrants have an exercise price of $.01 and expire in November 2013. The conversion cannot exceed 4.99% of the outstanding shares of common stock. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. During the fiscal year ending 01/31/07, interest on the notes was $2,140. As of 1/31/07, the total cost of the notes was $205,540. During six months ending 07/31/07, interest on the notes was $2,975. As of 07/31/07, the total cost of the notes was $208,515.

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

Based on the opinion of company’s legal counsel, the company is not legally liable for these liabilities. As the result the company has recorded extinguishment of debt income in the amount of $403,400 and reduction of interest expense in the amount of $13,466.

NOTE 11 - SEGMENT DATA

Currently the Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, recorded music and corporate divisions. The category “other” includes audio & video recording studios, METRO magazine and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

Nine Months Ended October 31, 2007

	Radio VSE	Recorded Music	Corporate	Metro	Other	Total
Revenue	$3,183,440	$70,000	$8,305	$84,841	$38,361	$3,384,947
Direct operating expenses	2,308,647	70,838	150	125,561	12,170	2,517,366
Selling, general and admin expenses	1,231,328	481,356	641,507	21,705	29,720	2,405,616
Depreciation and amortization	39,110	203,572	82,661	13,334	272	338,949
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	308,333	0	0	308,333
Interest expenses	49,528	0	(7,147)	0	0	42,382
Gain on extinguishment of debt			(403,400)			(403,400)
Operating income (loss)	$(440,213)	$(750,751)	$(613,800)	$(75,759)	$(3,801)	$(1,884,324)

Three Months Ended October 31, 2007

	Radio VSE	Recorded Music	Corporate	Metro	Other	Total
Revenue	$1,164,581	$50,000	$411,705	$84,841	$9,200	$1,720,327
Direct operating expenses	803,082	47,515	0	25,561	1,350	977,508
Selling, general and admin expenses	349,517	116,350	224,025	13,170	7,170	710,232
Depreciation and amortization	12,148	2,625	25,636	10,000	91	50,500
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	8,333	0	0	8,333
Interest expenses	19,019	0	(16,776)	0	0	2,243
Gain on extinguishment of debt			(403,400)			(403,400)
Operating income (loss)	$(14,225)	$(181,475)	$170,488	$(63,891)	$589	$(88,515)

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and six months
Ended October 31, 2007 and 2006 Are Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

On November 9, 2007, Echo Broadcasting Group, Inc. ("Echo"), a subsidiary of the Company, amended its Time Brokerage Agreement, originally dated November 1, 2005, with Island Broadcasting Company. In particular, Echo extended the term of the Time Brokerage Agreement through December 31, 2012 at 12:00 a.m. EST, modified the events of defaults for both Echo and Island Broadcasting Company, and converted the $170,000 escrow amount currently being held by Island Broadcasting Company into a payment from Echo to Island Broadcasting Company. Additionally, Company must issue to Island Broadcasting Company 3,000,000 restricted shares of common stock, within five business days of November 9, 2007, at the final price determined at the close of business on the day of such transfer pursuant to the revised payment schedule between Echo and Island Broadcasting Company.

Finally, the amended Time Brokerage Agreement now requires Echo to pay Island Broadcasting Company five percent of the gross receipts received by or credited to Echo and derived from advertising payments, sponsorships and other sources relating to the Station's activities. Echo must make such payments within sixty days following the close of each of Echo's full fiscal quarter from October 1, 2008 through December 31, 2012.

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

Background

On June 20, 2007, Mega Media Group, Inc., a Nevada corporation, (formerly named Family Healthcare Solutions, Inc.) (“the Company”), entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Mega Media Group, Inc., a New York corporation ("MMG-NY"), and its wholly owned subsidiaries, making MMG-NY a wholly owned subsidiary of the Company, and converted into equity $877,000 in convertible debentures from the MMG-NY Note Holders, in exchange for the issuance by the company to the MMG-NY Shareholders and MMG-NY Group Note Holders of 49,990,406 shares of MMDA common stock, par value $0.001 per share, which constituted 68.50% of the Company’s issued and outstanding fully diluted common stock after the transaction closed. As additional consideration, the Company’s Shareholders agreed to cancel 13,161,033 shares of common stock.  The Company’s stockholders immediately prior to the Closing Date owned 28.50% of the issued and outstanding fully diluted common stock of MMDA after the transaction closed.  After the closing of the Share Exchange Agreement, the Company succeeded to the business of MMG-NY and MMG-NY's wholly-owned subsidiaries as its sole business. The transaction was accounted for as a reverse acquisition.

Results of Operations

Results of operations for the Three Months Ended October 31, 2007 Compared with the Three Months Ended October 31, 2006

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the three months ended October 31, 2007 our revenue increased by $844,904 to $1,720,327 as compared to $875,423 for the three months ended October 31, 2006. The increase results primarily from increase radio advertising revenues and from the extinguishment of debt.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended October 31, 2007 operating expenses increased by $155,531 to $977,508 as compared to $821,977 for the three months ended October 31, 2006. The increase is principally attributable to increased broadcasting expenses.

Selling, General and Administrative Expenses

        Selling, General and Administrative expenses decreased by $441,504 to $1,316,927 for the three months ended October 31, 2007 from $1,023,142 in 2006. The decrease is attributable to lower corporate expenses, as well as decrease in compensation of officers. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses increased by $6,045 to $50,500 for the three months ended October 31, 2007 from $44,455 in 2006 due to the acquisition of various fixed and intangible assets.

Loss on Disposition of Fixed Assets

Loss on disposition of fixed assets increased by $60,025 to $60,025 for the three months ended October 31, 2007 from $0 in 2006 as result of the abandonment of leasehold improvements due to the termination of the lease agreement.

Stock Compensation Expense

Non-cash stock compensation expense increased by $8,333 to $8,333 for the three months ended October 31, 2007 from $0 in 2006 as result of sale of common stock to unrelated investors below the market price.

Interest Expense

Interest expense decreased by $15,344 to $2,243 for the three months ended October 31, 2007 from $17,589 in 2006 due to the conversion of borrowings into stock and extinguishment of debt.

Extinguishment of Debt

                   Gain on the extinguishment of debt increased by $403,400 to $403,400.

Net Loss
We have a net loss of $88,515 for three months ended October 31, 2007 as compared to a net loss of $1,031,740 for the three months ended October 31, 2006. The decrease in net loss is primarily attributable to the decrease of our selling, general and administrative expenses and increase in revenues.

For the Nine Months Ended October 31, 2007 Compared with the Nine Months Ended October 31, 2006

Revenue

       We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the nine months ended October 31, 2007 our revenue increased by $965,331 to $3,384,947 as compared to $2,419,616 for the nine months ended October 31, 2006. The increase results primarily from increase radio advertising revenues and from the extinguishment of debt.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the nine months ended October 31, 2007 operating expenses increased by $237,646 to $2,517,366 as compared to $2,279,720 for the nine months ended October 31, 2006. The increase is principally attributable to changing from AM to FM frequencies as well as increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $200,095 to $2,405,616 for the nine months ended October 31, 2007 from $2,205,521 in 2006. The increase is attributable to higher corporate expenses, as well as increase in our recorded music business and promotional expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses increased by $94,164 to $338,949 for the nine months ended October 31, 2007 from $244,785 in 2006 due to the acquisition of various fixed and intangible assets.

Loss on Disposition of Fixed Assets

Loss on disposition of fixed assets increased by $60,025 to $60,025 for the ninemonths ended October 31, 2007 from $0 in 2006 as result of the abandonment of leasehold improvements due to the termination of the lease agreement.

Stock Compensation Expense

Non-cash stock compensation expense increased by $300,000 to $308,333 for the Nine months ended October 31, 2007 from $0 in 2006 as result of sale of common stock to unrelated investors at discount.

Extinguishment of Debt

                   Gain on the extinguishment of debt increased by $403,400 to $403,400.

Interest Expense

Interest expense decreased by $3,719 to $42,382 for the nine months ended October 31, 2007 from $46,101 in 2006 due to the conversion of borrowings into stock and extinguishment of debt.

Net Loss
      We have a net loss of $1,884,324 for nine months ended October 31, 2007 as compared to a net loss of $2,356,510 for the nine months ended October 31, 2006. The decrease in net loss is primarily attributable to the decrease of our selling, general and administrative expenses and increase in revenues.

Liquidity and Capital Resources

As of October 31, 2007, our Working Capital deficiency is $3,263,209. It was reduced by $416,866 as the result of the extinguishment of debt.

Cash used in operating activities was $871,368 for the nine months ended October 31, 2007 as compared to $1,143,615 during the nine months ended October 31, 2006. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

               Cash used by investing activities was $2,595 for the nine months period ended October 31, 2007 as compared to $742,931 cash used in investing activities for the nine months period ended October 31, 2006. The decrease in cash used by investing activities is primarily due to reduced investments in various projects and reduction in security deposits.

Cash provided by financing activities was $849,425 for the nine months period ended October 31, 2007 as compared to $1,951,891 for the nine months ended October 31, 2006. The decrease in cash provided by financing activities is primarily due to the capital contributions and loans from shareholders.

Recent Financing

On or about August 17, 2007 Mega Media Group, Inc. executed a subscription agreement with Guennadi Lioubavine (“Lioubavine”) pursuant to which Lioubavine purchased 166,667 shares of MMG common stock at thirty cents ($0.30) per share for an aggregate purchase price of fifty thousand and 10/00 dollars ($50,000.10).

The shares of MMDA common stock issued to the individuals named above are currently not registered with the Securities and Exchange Commission, but MMDA contemplates that a registration statement will be filed in the near future.

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

We incurred net losses of $1,884,324 and $2,356,510 for the nine months ended October 31, 2007 and 2006, respectively, and have an accumulated deficit of $8,134,331 at October 31, 2007. As of October 31, 2007, we had total current assets of $203,488 and total current liabilities of $3,466,696 creating a working capital deficiency of $3,263,209. The Company currently has approximately $12,906 in cash as of October 31, 2007.

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

Changes in Internal Controls

    In management’s evaluation of the Company’s internal controls and procedures, some improvements were made as follows:

        ●     Updating internal controls and procedures.
        ●     Continued education for the Company’s executive management to keep them abreast of changes in legal accounting rules and SEC regulations.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings.

    Except as stated below, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

    As disclosed in our 8-K filing on June 26, 2007, we are subject to a debt collection lawsuit in the Supreme Court of New York, Kings County, filed on May 14, 2007 by Harris Publications, Inc. for not paying for advertising services rendered.  Plaintiff seeks judgment in the amount of $7,713.00 with interest from March 1, 2005.  We are working to resolve this matter.  In the opinion of our management, this matter is not reasonably expected to have a material adverse effect on our business and financial condition.  The resolution of this matter is still pending.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

    As noted earlier in this filing, and as disclosed in a recent 8-K filings, there was a recent subscription agreement entered into with a non-affiliate:  On or about August 17, 2007 Mega Media Group, Inc. executed a subscription agreement with Guennadi Lioubavine (“Lioubavine”) pursuant to which Lioubavine purchased 166,667 shares of MMG common stock at thirty cents ($0.30) per share for an aggregate purchase price of fifty thousand and 10/00 dollars ($50,000.10).

The shares of MMDA common stock issued to the individuals named above are currently not registered with the Securities and Exchange Commission, but MMDA contemplates that a registration statement will be filed in the near future.

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

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

None.

Item 5.                       Other Information.

On July 5, 2007, the Board of Directors of the Company adopted a resolution to change the name of the corporation from "Family Healthcare Solutions, Inc." to "Mega Media Group, Inc."   The adoption of “Mega Media Group, Inc." as the new name more clearly and accurately describes the new business focus of the Company.   In this regard, the holders of shares representing approximately 54.22% of the 72,978,695 shares of the total issued and outstanding shares of voting stock of the Company gave their written consent to the corporate name change and the Company issued an information statement disclosing such name change in accordance with the requirements of the Securities Exchange Act of 1934 and Regulation 14C promulgated thereunder.

Item 6.                       Exhibits.

Exhibit No.	Title of Document	Location

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA MEDIA GROUP, INC.

Date: December 26, 2007	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS