Form 10KSB
period 2008-01-31
MEGA MEDIA GROUP INC
filed 2008-05-15
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52176

MEGA MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

1122 Coney Island Avenue
Suite 205
Brooklyn, NY 11230
 (Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

F/K/A Family Healthcare Solutions, Inc.

Nevada	88-0403762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1122 Coney Island Avenue, Suite 205, Brooklyn, NY	11230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	718-947-1100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $4,535,455

Aggregate market value of the common stock held by non-affiliates of the Company as of May 12, 2008: $4,453,107.3451

Number of shares of the registrant’s common stock outstanding as of May 12, 2008:  83,752,254 shares of Common Stock.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “MMDA”, “Mega Media Group”, “MMG” or "Company" refer to the consolidated operations of Mega Media Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.    Description of Business.

Overview

       Mega Media Group, Inc. ("MMG") is a multi-media company whose core businesses are mainstream radio broadcasting and entertainment branding. MMG's radio broadcasting division has a rich history of programming in the greater New York area and launches its new Top 40 station, Pulse 87.7FM, on February 11, 2008, which will feature the popular "Star & Buc Wild Morning Show." MMG's branding division works with celebrity and corporate clients to expand their businesses into ancillary markets. It has recently worked on high-profile projects for such clients as the legendary entertainer Patti LaBelle and the boutique hotel giant Morgans Hotel Group.

Company Mission

MMG’s mission is to become a premier player in independent entertainment and media.  MMG will achieve this goal by offering unique, cutting edge radio programming with an eye toward immediate expansion beyond the New York market, and by servicing its current and future branding clients with personalized attention from its experienced staff of professionals.

Business Focus

Mainstream Radio Programming

MMG recently renegotiated a long-term lease to one of only 18 FM radio stations in New York - 87.7FM.  New York is the largest radio market in the country, generating in excess of $600,000,000 gross annually.  Currently, the only other Top 40 station in New York is Z100, which generates over $60,000,000 annually in gross revenue.  Even the lowest-earning commercial stations in the New York market gross over $10,000,000 annually.

MMG's planned launch of Pulse 87.7FM takes place in February of 2008 and is highly anticipated because it will feature the popular Star & Buc Wild Morning Show, which was one of the highest-rated morning shows in New York City radio history.  The show was so popular that it even beat the Howard Stern Show for the top ranking in New York.  At its peak while on Power 105.1, the Star & Buc Wild Morning Show was generating over $12,000,000 in advertising and sponsorship monies annually - and this did not include revenue from all of the other programs on the station.  Star & Buc Wild are nationally known radio personalities with a compelling track record of success, and they will give MMG a verifiable edge to launch and ramp a large audience quickly.

In addition to providing their own show exclusively to Pulse 87.7 for the New York market, they will also executive product programming for other shows on the station and help create other unique content for MMG.  The Daily News, Newsday and other national print publications have run articles announcing Star & Buc Wild’s return to radio in partnership with MMG.  National television outlets have run stories on the return of the duo.

MMG will leverage the relationships that Star & Buc Wild have throughout the radio community to enter additional markets outside of New York.  MMG is actively looking to lease or purchase under-performing stations in other markets and provide a full range of content to such stations, including the Star & Buc Wild Morning Show, to grow the stations quickly.  MMG also has the option of pursuing syndication opportunities in other markets.  Either way, there is a clear path toward substantial top line growth.

The format of The Pulse will be divided into three categories – talk radio, music programming and the news, including national and international headlines, lifestyle and entertainment. Another staple of the programming is live broadcasting from in and around New York City. The talk show guest list will range from celebrities and entertainers to politicians and governmental officials. All broadcasting is live, with listener participation and call-in segments. MMG's portable studio and road crew will be on the road daily on the streets of New York City, interacting with the audience and producing entertaining live segments from the city's hotspots.

Analysis of Market Potential:  MMG decided to enter the mainstream format to tap into a demographic of listeners with great buying power that radio advertisers want to reach.  Although Americans today have more listening options than ever, 93% of all consumers, 12 and older, listen to the radio during the course of a week. No other medium can claim as many weekly consumers. Radio has a multi-venue reach with strong penetration in the home, at work and in the car.  Based on the insights into the radio audience from Arbitron Inc.’s new Portable People Meter (PPM) electronic ratings system, the presentation shows that radio continues to be a very influential medium among Americans.

The Approach to Radio Advertising:  MMG plans to broadcast a new type of radio program with more music and entertainment.  The result is a better listening environment and better advertising environment.  Advertisers will receive more exposure, better recall and the comfort of knowing their spot will be heard and remembered.  A new Burke study has found that many 15 second advertisements generate the similar recall as advertisements that are 60 seconds long.  This study suggests that recall and impact relate to things other than commercial length.  The execution of the advertisement determines the success of the radio campaign.  Our team of copywriters and producers will come up with effective 15 seconds spots for our advertisers.  Small and medium-sized firms have sent their return on investment skyrocket by implementing 15 second spots.  This allows for added media money to be invested in additional spots or weeks.

Celebrity and Corporate Branding

MMG's branding division works with celebrities and emerging artists, identifying opportunities to expand the individual's "brand" into ancillary markets. Perhaps the best example of what we are doing in this area is our work with superstar Patti LaBelle. We are using Patti's popularity as a singer, performer and, more recently, a "celebrity chef" to launch a line of food-related products, such as a branded cookware line, a hot sauce line, a virtual cookbook DVD, and a hard cover cookbook (her third in a line of successful cookbooks).  The product line launched with various pepper products, hot sauces and relishes under the brand Patti LaBelle - Good Life.  Initial orders of the pepper product were over a half-million bottles and will be carried in such retailers as Wal-Mart, Publix and Safeway.  The formula used to expand Patti's businesses into untapped markets is one that can be implemented for celebrities and emerging talent at any level.  MMG is currently negotiating with other internationally-recognized celebrities to launch similar lifestyle brands.

The branding division also focuses on accelerating brands and creating new and meaningful revenue streams for retail franchises and corporations.  By successfully combining music with retail through sponsorships, endorsements, branded compilations and creative partnerships, we can help expand a brand’s reach to its target consumers.  A typical example of what we're doing in this area is our work with Morgans Hotel Group.  We are produced and manufactured a branded compilation album for Morgans' hotels for use and sale in their hotel rooms internationally. The CD captures, though licensed and original music, a "sonic identity" that Morgans wants to portray to its customers.  In addition to providing in-room music, guests can take the CDs home with them, thereby being reminded of their Morgans hotel experience every time they play the CD in their cars, homes or at work.  It not only expands the corporation's brand into the music world, but also acts as a promotional tool while creating a new income stream for the corporation.

Ancillary Businesses

In addition to its core businesses of mainstream radio programming and branding, MMG also has a recorded music division that provides all services of a fully-functioning record label, including funding, artist development, recording services (with access to Mega Media's recording studios), promotions, marketing, artwork creation and retail distribution.  DVD projects are also produced in-house in Mega Media's video facilities.  MMG's state-of-the-art recording and editing studios in Brooklyn provide a comfortable and functional setting for all MMG artists to create and record their art. MMG's goal is to acquire both established and new recording artists, balancing risk by tapping into the existing fan base of established artists while investing in unknown artists who management believes have the potential to be the superstars of tomorrow.

MMG has a multi-room, state-of-the-art, facility located in the heart of Brooklyn, just Minutes outside of Manhattan. The Studio features a 96 channel Euphonix console, extensive outboard gear custom Dynaudio Munro monitors, and a large isolation booth for the ultimate accommodations in live recording. MMG's studio personnel are experienced, professional and helpful. The studios are fully-equipped to handle projects from commencement to conclusion, and provide the perfect environment for artists signed to the recorded music division to create their product. Having everything handled in-house enables MMG to control recording costs, watch budgets and closely monitor the development of its artists. In addition, the studios will be made available for third-party projects in an effort to maximize the income-earning potential of the studios. MMG will actively market its facilities to independent and major record labels.

MMG also has a full-service film studio with a virtual 3D chromatic room and a 4A virtual studio.  This studio is utilized to produce music videos for recording artists and multimedia projects.  In addition to being used for music-based projects, MMG produces TV commercials, infomercials, and other video-related products.  MMG has a talented and dedicated staff of full-time animators, visual effect designers and editors.  The virtual 3D studio allows MMG to produce video products at a fraction of the cost of traditional films. Most of the video products filmed today require the use of large, physical sets. This is costly and time-consuming, since actual physical labor is required along with permits, adequate space on-site, and extensive personnel. MMG can create life-like virtual sets by using this new technology without the hassles of traditional filming. This allows for faster production time, which ultimately translates into dollars saved.

Distribution Methods for Our Products and Services

Our audio and audio-visual content, both physical and digital, is currently distributed in North America through Caroline Distribution/EMI. Our original content is broadcast via MMG's radio station, on 87.7FM covering the New York, New Jersey and Connecticut area. Our branded compilation album projects will be distributed through our various clients' retail outlets. For non-North American distribution, we intend to enter into territory-by-territory deals for each project concerned.

Development Strategy

Our development strategy consists of aggressively negotiating with and signing known recording artists, successful producers and songwriters, acquiring income-generating publishing catalogs, signing popular talent to management contracts, increasing the radio station's profile to generate more advertising dollars, actively marketing the recording studio and video facility to other record labels and entertainment companies to generate a profit center from third party commercial projects, and doing branded compilation projects for recognizable national corporate clients to increase our profile. Our research and development is handled in-house and is treated as a general overhead cost that is not passed on to our customers.

Sales and Marketing Strategy

Our sales and marketing for all products and services is handled in a variety of ways: (1) through our Public Relations company, 5W PR, (2) through in-house marketing and promotion personnel, (3) through in-house advertising coordinators and salespeople, (4) through the marketing and promotional staff at Caroline Distribution/EMI, (5) by engaging thirds party independent contractors to supplement the efforts of our in-house staff on a project by project basis, (6) viral marketing, (7) outdoor advertising.

Competition

Despite our size, we believe we are uniquely positioned to compete with major record labels and publishing companies, such as Jive Records and Bad Boy Entertainment, because of our strong executive staff and creative deal making. Our closest competitors on the recorded music side are Asylum/Warner Music Group, Fontana/Universal Music Group and Koch Records. We believe our Radio VSE is the most popular of its kind and competes with some minor local competitors in New York.

Intellectual Property and Other Proprietary Rights

Most of our print and radio content and original programming are proprietary and protected. We have copyrights in songs secured through our music publishing division and copyrights in master recordings secured through our recorded music divisions. We also expect that the Mega Media and Skeleton Key brands will have value beyond corporate identities which will allow us to engage in merchandising activities.

Government Regulation

There are no direct governmental approvals required for our products and services.

Employees

We currently have over 20 employees and independent contractors.

Item 2.    Description of Property.

We presently maintain our principal executive offices and radio, studio and technical personnel at 1122 Coney Island Avenue, Suite 210, Brooklyn, NY 11230.  The company owns much of its studio and radio broadcasting equipment and leases the remainder.

Item 3.     Legal Proceedings.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “MMDA” since May 9, 2007.  The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	High	Low
May 9, 2007 to July 31, 2007	$0.75	$0.30
August 1, 2007 to October 31, 2007	$0.65	$0.31
November 1, 2007 to January 31, 2008	$0.50	$0.11

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of January 31, 2008 in accordance with our transfer agent records, we had 152 recordholders of our Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2007:

The Company sold 620,000 of its $.001 par value common shares to unrelated investors in private placements for $1.00 and $0.50 per share for proceeds of $350,000.

The Company issued 100,000 of its $.001 par value common shares to unrelated investor in consideration for the finder's fee valued at $10,000.

As discussed in Note 6, the company entered into debt conversion agreements with company's shareholders according to which all loans from shareholders in the amount of 1,045,257 shall be converted into shares of common stock at the conversion price of $1.00 per share. Additionally, certain shareholders have made and will be making future payments for leased equipment in the amount of $337,189.

During the fiscal year ended January 31, 2008:

In April 2007 the Company sold 50,000 of its $.001 par value common shares to unrelated investors in private placements for $1.00 per share for proceeds of $50,000.

In June 2007 the company entered into stock conversion agreements with company's shareholders according to which all preferred shares issued to shareholders in the amount of $14,417 shall be converted into shares of common stock at the par value of 0.001 per share. These conversion agreements were part of the exchange agreement between the company and Family Healthcare Solutions, Inc., a Nevada Corporation (see Note 6).

In June 2007 as discussed, in Note 6, the company entered into debt conversion agreements with company's shareholders according to which loans from shareholders and certain loans from related party in the amount of $877,000 shall be converted into shares of common stock at the conversion prices of $0.30 and 0.25 per share.

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

On November 1, 2007, the company issued to Anslow & Jaclyn LLP 177,420 unrestricted shares of common stock in pay of past and future legal services. Market value of the stock at the time of agreement was $0.31 per share.

On November 9, 2007, the company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock as a part of new Time Brokerage Agreement (see Note 10). Market value of the stock at the time of agreement was $0.30 per share.

On November 23, 2007, the company issued to Ronn Torossian 3,000,000 restricted shares of common stock as a part of new Consulting Agreement (see Note 10). Market value of the stock at the time of agreement was $0.16 per share.

On January 16, 2008, the company issued to Anslow & Jaclyn LLP 229,473 unrestricted shares of common stock in pay of past and future legal services. Market value of the stock at the time of agreement was $0.18 per share.

On January 25, 2008, the Company entered into two separate $100,000 9% convertible promissory note (individually, the “Note”) for an amount with Andrey Anikeyev and Eugene Khavinson, respectively (individually, the “Holder”).  Pursuant to the terms of each Note, the Holder shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, $.001 par value per share.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
MMG's planned launch of Pulse 87.7FM takes place in February of 2008 and is highly anticipated because it will feature the popular Star & Buc Wild Morning Show, which was one of the highest-rated morning shows in New York City radio history. The format of The Pulse will be divided into three categories – talk radio, music programming and the news, including national and international headlines, lifestyle and entertainment. In addition to providing their own show exclusively to Pulse 87.7 for the New York market, they will also executive product programming for other shows on the station and help create other unique content for MMG. MMG's portable studio and road crew will be on the road daily on the streets of New York City, interacting with the audience and producing entertaining live segments from the city's hotspots.

●
MMG will leverage the relationships that Star & Buc Wild have throughout the radio community to enter additional markets outside of New York. MMG is actively looking to lease or purchase under-performing stations in other markets and provide a full range of content to such stations, including the Star & Buc Wild Morning Show, to grow the stations quickly. MMG also has the option of pursuing syndication opportunities in other markets. Either way, there is a clear path toward substantial top line growth.

●
MMG plans to broadcast a new type of radio program with more music and entertainment. The result is a better listening environment and better advertising environment. Advertisers will receive more exposure, better recall and the comfort of knowing their spot will be heard and remembered.

●
MMG's branding division works with celebrities and emerging artists, identifying opportunities to expand the individual's "brand" into ancillary markets. We are using Patti's popularity as a singer, performer and, more recently, a "celebrity chef" to launch a line of food-related products, such as a branded cookware line, a hot sauce line, a virtual cookbook DVD, and a hard cover cookbook (her third in a line of successful cookbooks). The formula used to expand Patti's businesses into untapped markets is one that can be implemented for celebrities and emerging talent at any level. MMG is currently negotiating with other internationally-recognized celebrities to launch similar lifestyle brands.

●
The branding division also focuses on accelerating brands and creating new and meaningful revenue streams for retail franchises and corporations. By successfully combining music with retail through sponsorships, endorsements, branded compilations and creative partnerships, we can help expand a brand’s reach to its target consumers. A typical example of what we're doing in this area is our work with Morgans Hotel Group. It not only expands the corporation's brand into the music world, but also acts as a promotional tool while creating a new income stream for the corporation.

●
In addition to its core businesses of mainstream radio programming and branding, MMG also has a recorded music division that provides all services of a fully-functioning record label, including funding, artist development, recording services (with access to Mega Media's recording studios), promotions, marketing, artwork creation and retail distribution. DVD projects are also produced in-house in Mega Media's video facilities. MMG's state-of-the-art recording and editing studios provide a comfortable and functional setting for all MMG artists to create and record their art. MMG's goal is to acquire both established and new recording artists, balancing risk by tapping into the existing fan base of established artists while investing in unknown artists who management believes have the potential to be the superstars of tomorrow. MMG will actively market its facilities to independent and major record labels.

Results of Operations for the Year Ended January 31, 2008 Compared to the Year Ended January 31, 2007

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the year ended January 31, 2008 our revenue increased by $1,078,364 to $4,535,455 as compared to $3,457,091 for the year ended January 31, 2007. The increase results primarily from increase radio advertising revenues.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the year ended January 31, 2008 operating expenses increased by $909,198 to $3,916,908 as compared to $3,007,710 for the year ended January 31, 2007. The increase is principally attributable to increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $176,479 to 3,188,154 for the year ended January 31, 2008 from $3,364,633 in 2007. The decrease is attributable to lower corporate expenses, as well as decrease in compensation of officers. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses increased by $103,056 to $390,260 for the year ended January 31, 2008 from $287,204 in 2007 due to the acquisition of various fixed and intangible assets.

Loss on Disposition of Fixed Assets

Loss on disposition of fixed assets increased by $60,025 to $60,025 for the year ended January 31, 2008 from $0 in 2007 as result of the abandonment of leasehold improvements due to the termination of the lease agreement.

Stock Compensation Expense

Non-cash stock compensation expense increased by $308,333 to $308,333 for the year ended January 31, 2008 from $0 in 2007 as result of sale of common stock to unrelated investors below the market price.

Interest Expense

Interest expense increased by $56,871 to $130,636 for the year ended January 31, 2008 from $73,765 in 2007 due to the additional borrowings.

Net Loss

We have a net loss of $3,055,461 for year ended January 31, 2008 as compared to a net loss of $3,276,221 for the year ended January 31, 2007. The decrease in net loss is primarily attributable to the decrease of our selling, general and administrative expenses and increase in revenues.

Liquidity and Capital Resources

As of January 31, 2008, our Working Capital deficiency is $3,302,951.

Cash used in operating activities was $1,054,139 for the year ended January 31, 2008 as compared to $1,833,864 during the year ended January 31, 2007. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

            Cash used in investing activities was $94,484 for the year ended January 31, 2008 as compared to $531,105 cash used in investing activities for the year ended January 31, 2007. The decrease in cash used by investing activities is primarily due to reduced investments in various projects and reduction in security deposits.

Cash provided by financing activities was $1,111,575 for the year ended January 31, 2008 as compared to $2,389,994 for the year ended January 31, 2007. The decrease in cash provided by financing activities is primarily due to the capital contributions and loans from shareholders.

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

We incurred net losses of $3,055,461 and $3,276,221 for the year ended January, 2008 and 2007, respectively, and have an accumulated deficit of $9,305,469 at January 31, 2008. As of January 31, 2008, we had total current assets of $144,654 and total current liabilities of $3,444,068 creating a working capital deficiency of $3,299,414. The Company currently has approximately $396 in cash as of January 31, 2008.

Results of Operations for the Year Ended January 31, 2007 Compared to the Year Ended January 31, 2006

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the year ended January 31, 2007 our revenue increased by $708,323 to $3,475,091 as compared to $2,748,768 for the year ended January 31, 2006. The increase results primarily from increase radio advertising revenues.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the year ended January 31, 2007 operating expenses increased by $577,880 to $3,007,710 as compared to $2,429,830 for the year ended January 31, 2006. The increase is principally attributable to increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $1,446,930, to $3,364,633 for the year ended January 31, 2007 from $1,917,703 in 2006. The increase is attributable to increased corporate expenses, as well as increase in compensation of officers and expansion of staff. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $344,592 to $287,204 for the year ended January 31, 2007 from $631,796 in 2006 due to the write downs of master records.

Interest Expense

Interest expense increased by $33,352 to $73,765 for the year ended January 31, 2007 from $40,414 in 2006 due to the additional borrowings.

Net Loss

We have a net loss of $3,276,221 for year ended January 31, 2007 as compared to a net loss of $2,270,974 for the year ended January 31, 2006. The decrease in net loss is primarily attributable to the decrease of our selling, general and administrative expenses and increase in revenues.

Liquidity and Capital Resources

As of January 31, 2007, our Working Capital deficiency is $3,090,885.

Cash used in operating activities was $1,883,864 for the year ended January 31, 2007 as compared to $1,442,438 during the year ended January 31, 2006. The increase in cash used in operating activities reflects the increased outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

            Cash used in investing activities was $531,105 for the year ended January 31, 2007 as compared to $1,066,596 cash used in investing activities for the year ended January 31, 2006. The decrease in cash used by investing activities is primarily due to reduced investments in various projects and reduction in security deposits.

Cash provided by financing activities was $2,389,994 for the year ended January 31, 2007 as compared to $2,521,232 for the year ended January 31, 2006. The increase in cash provided by financing activities is primarily due to the capital contributions and loans from shareholders.

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

We incurred net losses of $3,055,461 and $3,276,221 for the year ended January, 2008 and 2007, respectively, and have an accumulated deficit of $9,305,469 at January 31, 2008. As of January 31, 2008, we had total current assets of $144,654 and total current liabilities of $3,444,068 creating a working capital deficiency of $3,299,414. The Company currently has approximately $396 in cash as of January 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Item 7.    Report of Independent Registered Public Accounting Firm and Financial Statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
(F/K/A Family Healthcare Solutions, Inc.)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2008 AND 2007

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

PAGES	F-6 – F-15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

Board of Directors
Mega Media Group, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of Media Mega Group, Inc and Subsidiaries (the "Company") as of January 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega Media Group, Inc and Subsidiaries as of January 31, 2008 and 2007 and the results of its operations and cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $3,055,461 an accumulated deficit of $9,305,469 and a working capital deficiency of $3,299,414.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 30, 2008

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
ASSETS	2008	2007
Current Assets
Cash	$396	$37,444
Accounts receivable, net	68,036	68,636
Prepaid Expenses	76,222	168,203
Total Current Assets	144,654	274,283

Fixed assets, net	391,244	559,097
Master records, net	125,000	306,676
Other intangible assets, net (Note 5)	176,667	-
Advances	20,000	20,000
Note Receivable-Gladiator	-	-
Deposits	183,486	225,486
Other	16,010	16,010

TOTAL ASSETS	$1,057,061	$1,401,553

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$458,009	$394,870
Sales tax payable	616	892
Payroll taxes payable	728,350	284,731
Accrued Offices' Compensation	473,786	379,829
Equipment loan - current portion	4,767	14,924
Equipment lease - current portion	19,440	19,440
Loans payable	795,000	440,000
Due to related party	398,783	444,455
Deferred revenues	301,661	252,399
Accrued expenses	24,508	7,545
Payable to shareholders	239,148	715,118
Other	-	410,965
Total Current Liabilities	3,444,068	3,365,168

Equipment Loan Payable	8,304	46,961
Equipment Lease Payable	30,780	50,220
TOTAL LIABILITIES	3,483,152	3,462,349

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 01/31/08 and 14,492,000 shares issued and outstanding as of 01/31/07 (Note 8)	-	14,492

Common stock, $.001 par value, 500,000,000 shares authorized, 80,552,254 shares issued and outstanding as of 01/31/08 and 70,000,000 shares authorized, 5,277,446 shares issued and outstanding as of 01/31/07 (Note 8)	80,552	5,277

Additional paid-in capital	7,233,835	4,067,546
Deferred compensation	(435,009)	(1,392)
Accumulated Deficit	(9,305,469)	(6,146,720)

Total Stockholders' Deficit	(2,426,091)	(2,060,796)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,057,061	$1,401,553

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2008	2007

Revenues:
Advertising revenues	$4,210,294	$3,240,069
Other revenues	325,161	217,023

Total Revenues	4,535,455	3,457,091

Operating Expenses	3,916,908	3,007,710
Selling, general and administrative	3,188,154	3,364,633
Depreciation and amortization	390,260	287,204
Loss on disposition of fixed assets	60,025	-
Stock compensation expense	308,333	-

	7,863,680	6,659,547

Net loss from operations	(3,328,225)	(3,202,456)

Other Income/Expenses:

Gain on extinguishments of debt	(403,400)	-
Interest	130,636	73,765

Net loss before tax benefit	(3,055,461)	(3,276,221)

Tax benefit

Net loss	$(3,055,461)	$(3,276,221)

Basic and diluted loss per share	(0.04)	(0.08)

Weighted-Average shares used in computation of basic and diluted loss per share	83,571,228	39,720,768

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,055,461)	$(3,276,221)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	390,260	287,204
Loss on the disposal of fixed assets	60,025	-
Beneficial conversion of loans from shareholders	51,810.00	-
Stock issued for lender's fee	-	10,000
Stock issued in exchange for lease commitment	-	237,189
Stock compensation for consulting services	46,308	10,600
Stock compensation for legal services	96,305
Stock issued for air lease rent	900,000
Non-cash stock based compensation	308,333	-
Extinguishment of Debt	(403,400)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	600	84,127
(Increase) decrease in advances	-	(20,000)
(Increase) decrease in prepaid expenses	91,982	(168,203)
Increase in accounts payable	63,139	103,228
Increase in sales tax payable	(276)	-
Increase in lease payable	-	-
Increase in accrued officers' compensation	93,957	379,829
Increase in accrued expenses	16,963	7,545
Increase in deferred revenue	(150,739)	252,399
Increase in payroll liabilities	443,619	258,440
Increase in other current liabilities	(7,565)	-
Total adjustments	2,001,322	1,442,357
NET CASH USED BY OPERATING ACTIVITIES	(1,054,139)	(1,833,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	(14,000)	(306,676)
Fixed assets	(122,484)	(182,429)
Deposits	42,000	(42,000)
CASH USED BY INVESTING ACTIVITIES	(94,484)	(531,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of repayments	345,808	(18,488)
Proceeds from issuance of debenture	-	410,965
Loans from shareholders	291,030	1,203,062
Loans from related parties	(5,000)	444,455
Capital Contributions	79,737	-
Sale of common stock	400,000	350,000
CASH PROVIDED BY FINANCING ACTIVITIES	1,111,575	2,389,994

NET INCREASE IN CASH	(37,048)	25,026

CASH: Beginning of period	37,444	12,418
End of period	$396	$37,444

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$130,636	$55,937
Non Cash Financing and Investing Activities:
Stock issued for lender's fee	$-	$10,000
Stock issued in exchange for lease commitments	$-	$237,189
Stock issued for conversion of loans to shareholders	$877,000	$843,131
Stock issued for air lease rent	900,000
Stock issued for future consulting services	480,000
Stock issued for prior legal services	96,305
Preferred stock issued for services	$1,100	$11,992
Capitalized lease	$-	$69,660
Stock issued for compensation	$308,333	$-
Extinguishment of Debt	$416,866	$-

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
								Total
	Preferred Stock		Common Stock		Additional	Deferred		Stockholders'
	($.001 par value)		($.001 par value)		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	(Deficit)

Balance January 31, 2006	2,500,000	2,500	$3,175,000	3,175	2,629,328		(2,870,499)	(235,496)

Sale of common stock	-	-	620,000	620	349,380			350,000

Stock issued to pay for
lender's fees			100,000	100	9,900			10,000

Stock issued for conversion of
loans to shareholders			1,045,257	1,045	842,086			843,132

Stock issued in exchange for
lease commitments			337,189	337	236,852			237,189

Restricted stock award
to officers and shareholders	11,992,000	11,992	-	-	-	(1,392)		10,600

Loss for year ended
January 31, 2007	-	-	-	-	-	-	(3,276,221)	(3,276,221)

Balance January 31, 2007	14,492,000	14,492	5,277,446	5,277	4,067,546	(1,392)	(6,146,720)	(2,060,797)

Sale of common stock			50,000	50	49,950			50,000

Cancellation of restricted stock award
to officers and shareholders	(1,175,000)	(1,175)				1,175		-

Restricted stock award	1,100,000	1,100				(100)		1,000
to officers and shareholders

Effect of reversed merger	(14,417,000)	(14,417)	67,651,248	67,651	857,726		(103,288)	807,672

Sale of common stock			1,000,000	1,000	599,000			600,000

Sale of common stock			166,667	167	58,167			58,333

Capital contribution	-	-	-	-	79,737		-	79,737

Beneficial conversion of loans from shareholders					51,810			51,810

Stock issued in exchange for air lease rent			3,000,000	3,000	897,000			900,000

Stock issued in exchange for legal services			406,893	407	95,898			96,305

Restricted stock award to contractor
for future consulting services			3,000,000	3,000	477,000	(480,000)		-

Restricted stock award to contractor
for earned services during the three months ended
January 31, 2008						45,308		45,308

Loss for thre year ended
January 31, 2008							(3,055,461)	(3,055,461)

Balance January 31, 2008	-	-	80,552,254	80,552	7,233,835	(435,009)	(9,305,469)	(2,426,091)

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $9,305,469 and $6,146,720 at January 31, 2008 and 2007 respectively that includes losses of $3,055,461 and $3,276,221 for the years ended January 31, 2008 and 2007 respectively and a working deficit of $3,302,951 and $3,090,885 at January 31, 2008 and 2007 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Consolidation

The accompanying consolidated financial statements include the accounts of the Mega Media Group Inc., and its subsidiary Mega Media Film, Inc., Mega Media Studios, Inc., Mega Media Records, Inc., VSE Magazine, Inc., and Echo Broadcasting Group, Inc. All significant intercompany balances and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the of the combined financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Cash And Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents.

Depreciation and Amortization

The cost of furniture and equipment is depreciated over the estimated useful lives of the related assets. The cost of leaseholds improvements is amortized over the lesser of the length of the related lease or the estimated useful life of the assets. Depreciation is computed on a straight line basis, with lives ranging from 3 to 7 years.  Leasehold improvements are amortized over the life of the lease.

Master Records

The Company records the cost of a record master borne by the Company as an asset if the past performance and current popularity of the artist provides a sound basis for estimating that the cost will be recovered from future sales. Otherwise, that cost is charged to expense. The amount recognized as an asset is amortized over the estimated life of the recorded performance.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to a allowance for bad debts based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at January 31, 2008 and 2007.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized.

Certain Reclassifications

The Company has reclassified a portion of prior quarters selling, general and administrative expense to be included as a separate component of operating expenses.

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the years ended January 31, 2008 and 2007, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $290,896 and $153,934 respectively.

On July 16th, 2007 VSE Magazine, Inc., a subsidiary of Family Healthcare Solutions, Inc, entered into asset and trademark purchase agreements to acquire a Russian language publication currently operating under the name “METPO” that is distributed in the greater New York metro area. The total consideration for this transaction was $200,000 of advertising time on a related company’s radio station, Radio VSE.

New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R).  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	January 31, 2008	January 31, 2007
Accounts receivable-trade	$81,036	$81,636
Allowance for doubtful accounts	(13,000)	(13,000)
	$68,036	$68,636

NOTE 4 – FIXED ASSETS

	January 31, 2008	January 31, 2007
Fixed Assets consist of the following:

Equipment	$505,066	$432,565
Leasehold	230,969	309,148
Furniture	38,162	33,953
Trucks	41,188	94,288
Computer software	43,988	20,705
	859,373	890,659
Less accumulated depreciation	468,129	331,562
	$391,244	$559,097

In August 2007 Company disposed one of its trucks. In addition, in August 2007 Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

NOTE 5 – INTANGIBLE ASSETS

	January 31, 2008	January 31, 2007
Intangible Assets consist of the following:

Master records	$320,676	$306,676
Other intangible assets (see Note 2)	200,000	-
Less accumulated amortization	(219,009)	-
	$301,667	$306,676

NOTE 6 – LOANS FROM SHARESHOLDERS AND RELATED PARTY TRANSACTIONS

On May 4th, 2006 the company entered into debt conversion agreements with company's shareholders according to which all loans from shareholders in the amount of 1,045,257 shall be converted into shares of common stock at the conversion price of $1.00 per share. Additionally, certain shareholders have made and will be making future payments for leased equipment in the amount of $337,189.

At January 31, 2007 total loans payable to shareholders of $715,118 mature in various amounts from July 1, 2007 to January 11, 2008 and have a stated interest rate of 9%.

In June, 2007 the company entered into debt conversion agreements with company's shareholders according to which loans from shareholders and certain loans due to related party in the amount of $877,000 were converted into shares of common stock at the conversion prices of $0.30 and $0.25 per share. These conversion agreements were part of the reverse merger agreement between the company and Family Healthcare Solutions, Inc., a Nevada Corporation (see note 12).

In January 2008 the company borrowed two loans of $100,000 each from the shareholders. Each loan has a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $51,810 at the date of issuance of the loans.

At January 31, 2008 total loans payable to shareholders of $239,148 and due to related party of $398,783 mature in various amounts from July 11, 2008 to January 24, 2009 and have a stated interest rate of 9%.

An officer of the company provides tax preparation and advisory services to the Company as a director of Universal Accounting Systems. The company made payments of $2,070 and $0 at January 2007 and 2008 respectively to the officer as a compensation for services rendered.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $108,345 and $176,130 at January 2007 and 2008 respectively.

NOTE 7 – LOANS PAYABLE

During fiscal 2006, the Company borrowed two loans of $220,000 each, a total of $440,000 payable on June 7, 2007.   ("STATUS") Extended for 12 months

The interest rate is the UBS Rate plus 5.5%.

During 2007, the Company borrowed $250,000 from First Capital Invest Corp (“FCIC”), Swiss-based financial institution. Loan is payable in six months from the inception. Due date on the loan is extended to June 30, 2008.

In August 2007, the Company borrowed $105,000 from Ocean Bridge, Inc. Loan has interest payable on the unpaid balance at the rate of 12%. Loan matures on February 28, 2008.

NOTE 8 – PREFERRED AND COMMON STOCK

During the fiscal year ended January 31, 2007:

The Company sold 620,000 of its $.001 par value common shares to unrelated investors in private placements for $1.00 and $0.50 per share for proceeds of $350,000.

The Company issued 100,000 of its $.001 par value common shares to unrelated investor in consideration for the finder's fee valued at $10,000.

As discussed in Note 6, the company entered into debt conversion agreements with company's shareholders according to which all loans from shareholders in the amount of 1,054,257 shall be converted into shares of common stock at the conversion price of $1.00 per share. Additionally, certain shareholders have made and will be making future payments for leased equipment in the amount of $337,189.

During the fiscal year ended January 31, 2008:

In April 2007 the Company sold 50,000 of its $.001 par value common shares to unrelated investors in private placements for $1.00 per share for proceeds of $50,000.

In June 2007 the company entered into stock conversion agreements with company's shareholders according to which all preferred shares issued to shareholders in the amount of $14,417 shall be converted into shares of common stock at the par value of 0.001 per share. These conversion agreements were part of the exchange agreement between the company and Family Healthcare Solutions, Inc., a Nevada Corporation (see Note 6).

In June 2007 as discussed, in Note 6, the company entered into debt conversion agreements with company's shareholders according to which loans from shareholders and certain loans from related party in the amount of $877,000 shall be converted into shares of common stock at the conversion prices of $0.30 and 0.25 per share.

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

On November 1, 2007, the company issued to Anslow & Jaclyn LLP 177,420 unrestricted shares of common stock in pay of past and future legal services. Market value of the stock at the time of agreement was $0.31 per share.

On November 9, 2007, the company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock as a part of new Time Brokerage Agreement (see Note 10). Market value of the stock at the time of agreement was $0.30 per share.

On November 23, 2007, the company issued to Ronn Torrossian 3,000,000 restricted shares of common stock as a part of new Consulting Agreement (see Note 10). Market value of the stock at the time of agreement was $0.16 per share.

On January 16, 2008, the company issued to Anslow & Jaclyn LLP 229,473 unrestricted shares of common stock in pay of past and future legal services. Market value of the stock at the time of agreement was $0.18 per share.

NOTE 9 – EQUIPMENT LOANS PAYABLE

	January 31, 2008	January 31, 2007
Equipment loans consist of the following:

Raritan Bay FCU ("RBFCU")	$0	$40,979
Chrysler Credit ("CC")	13,071	20,896
	13,071	61,875
Less current portion	4,767	14,924
	$8,304	$45,951

The loan from RBFCU is payable in 72 monthly loan payments of $899 that include principal and interest at 6.75% per annum and matures on September 1, 2011.  The loan is secured by the vehicle purchased. The August 2007 loan was terminated and vehicle was returned to the lender.

The loan payable CC is payable in 60 monthly payments of $782 which includes principal and interest at 6.75% per annum and matures on July 9, 2010.  The loan is secured by the truck purchased.

NOTE 10 –  COMMITMENTS AND CONTINGENCIES

Airtime Agreement (Lease)

The Company has an agreement (the "Agreement") with Island Broadcasting Company (the "Licensee") for airtime.  Pursuant to the Agreement the Company has purchased airtime for the period November 1, 2005 to July 1, 2010.  However, after July 1, 2006 the Licensee may terminate the Agreement upon 90 days notice to the Company.  Per the Agreement the airtime is paid monthly.  During the years ended January 31, 2007 the company paid $2,143,388 for airtime.

On November 9, 2007, Echo Broadcasting Group, Inc. ("Echo"), a subsidiary of the Company, amended its Time Brokerage Agreement, originally dated November 1, 2005, with Island Broadcasting Company. In particular, Echo extended the term of the Time Brokerage Agreement through December 31, 2012 at 12:00 a.m. EST, modified the events of defaults for both Echo and Island Broadcasting Company, and converted the $170,000 escrow amount currently being held by Island Broadcasting Company into a payment from Echo to Island Broadcasting Company. Additionally, Company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock, at the price of $0.30 per share.

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

Remaining commitments under the Agreement are as follows:

Year Ending January 31,

2009	$2,600,000
2010	3,100,000
2011	3,410,000
2012	3,751,000
2013	3,670,075
$16,531,075

Premises and Equipment

The Company has entered into lease agreements for office space and equipment, which expire at various times through April 2009. During the years ended January 31, 2008 and 2007 the Company paid $152,249 and $136,877 in rent expense respectfully. Remaining commitments under the operating leases mature as follows:

Year Ending January 31,

2009	$125,762
2010	15,105
$140,867

On May 1, 2006 the Company has entered into a new lease agreement for office space, which was originally expected to expire on April 30, 2011. During the year ended January 31, 2007 the Company paid $135,605 in rent expense.

On May 1, 2007 the Company and the lessor of the premises, mutually terminated a lease agreement for office space, which was originally due to expire on April 30, 2011. All prior commitments under the original lease are terminated. The company continues to rent the office space on the month-to-month basis. During the year ended January 31, 2007 the Company paid $72,400 in rent expense.

Capital Lease

On October 4, 2006 the Company has entered into a new lease agreement for office space, which expire on April 30, 2011. During the years ended January 31, 2008 and 2007 the company paid $19,440 and $8,100 respectively in lieu of the lease. The commitments under the lease agreement mature as follows:

Year Ending January 31,

2009	$19,440
2010	19,440
2011	11,340
$50,220

On May 1, 2007 the Company and the lessor of the premises, mutually terminated a lease agreement for office space, which was originally due to expire on April 30, 2011. All prior commitments under the original lease are terminated. The company continues to rent the office space on the month-to-month basis.

NOTE 11 –  STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation for all such compensation awarded beginning February 1, 2006 under FASB Statement No. 123R, Accounting for Stock-Based Compensation. For employee stock-based compensation awarded prior to January 1, 2006, we accounted for such compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

In August 2006, the Company has issued 11,992,000, $.001 par value, preferred shares for past and future services performed by its officers, directors, employees and consultants. The preferred stock is convertible into common shares in 18 months after the issuance based upon a 2 to 1 conversion ratio. The shares of preferred stock have preferential treatment in case of liquidation. Each share of the preferred stock has 5 voting rights. Out of 11,992,000 preferred shares, 10,600,000 shares, with market value of $10,600, are fully vested and expensed under selling, general and administrative expenses. 1,392,000 of preferred shares, with market value of $1,392 are included in deferred compensation in the equity section of the balance sheet at January 31, 2007.

In February 2007, the Company canceled 1,175,000 preferred shares, $.001 par value, with a market value of $1,175 that were priorly awarded to employees and were part of deferred compensation in the equity section.

Also, In February 2007, the Company has issued 1,100,000, $.001 par value, preferred shares for past and future services performed by its officers, directors, employees and consultants. The preferred stock is convertible into common shares in 18 months after the issuance based upon a 2 to 1 conversion ratio. The shares of preferred stock have preferential treatment in case of liquidation. Each share of the preferred stock has 5 voting rights. Out of 1,100,000 preferred shares, 1,000,000 shares, with market value of $1,000, are fully vested and expensed under selling, general and administrative expenses. 100,000 of preferred shares, with market value of $100 are included in deferred compensation in the equity section of the balance sheets at January 31, 2008.

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At January 31, 2008, Ronn Torrosian earned consulting fees in the amount of $45,307.80. The remaining value of the Ronn Torrosian’s future services in the amount of $434,692.20 are included in deferred compensation in the equity section of the balance sheets at January 31, 2008.

NOTE 12 – REVERSED MERGER

On June 20, 2007, the company entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) Family Healthcare Solutions, Inc., a Nevada Corporation (“FHCS”), pursuant to which FHCS acquired 100% of the issued and outstanding capital stock of the company and wholly owned subsidiaries, making the company a wholly owned subsidiary of FHCS, and convert into equity $877,000 in convertible debentures from the company. Note Holders, in exchange for the issuance by FHCS to the company Shareholders and the company Note Holders of 49,990,406 shares of FHCS common stock, par value $0.001 per share, which constituted 68.50% of the company’s issued and outstanding fully diluted common stock after the transaction is closed. As additional consideration, the FHCS’s Shareholders agreed to cancel 13,161,033 shares of common stock.  The FHCS’s stockholders own 28.50% of the issued and outstanding fully diluted common stock of the company after the transaction was closed.

NOTE 13 – POTENTIAL LIABILITIES

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

NOTE 14 –  SEGMENT DATA

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

Year Ended January 31, 2007

	Radio VSE	Recorded Music	Corporate	Other	Total
Revenue	$3,332,573	$88,562	$0	$35,956	$3,457,091
Direct operating expenses	2,877,593	105,521	14,266	10,600	3,007,710
Selling, general and administrative expenses	1,506,366	680,194	1,134,603	43,470	3,364,633
Depreciation and amortization	39,026	133,334	114,661	183	287,204
Interest expenses	58,338	0	15,427	0	73,765

Operating income (loss)	(1,148,750)	$(830,217)	$(1,278,957)	$(18,297)	$(3,276,221)

Year Ended January 31, 2008

	Radio VSE	Recorded Music	Corporate	Metro	Other	Total
Revenue	$4,227,882	$70,000	$38,345	$155,806	$43,421	$43,421
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	308,333	0	0	308,333
Gain on extinguishment of debt	0	0	(403,400)	0	0	(403,400)
Interest expenses	64,019	0	66,617	0	0	130,636

Operating income (loss)	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$(1,100)	$(3,055,461)

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of January 31, 2008.

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our directors and officers.

Name	Age	Position	Date of Appointment

Alex Shvarts	39	Chief Executive Officer, Director	Inception

Ronn Torossian	33	Executive Director of Marketing	November 2007

Dr. Elan Kaufman	33	Director	Inception

Dr. Lev Paukman	66	Director	Inception

Kurt Dalmata	58	Director	June 2007

Gennady Pomeranets	37	Chief Financial Officer	January 2005

Set forth below is a brief description of the background and business experience of our directors and officers.

ALEX SHVARTS, Chief Executive Officer

Mr. Shvarts has served as the CEO of Mega Media Group, Inc. since 2004 and is responsible for the overall direction of the company. He launched the company’s Russian-language radio programming (Radio VSE), its Russian-language magazine (Metro Magazine), online Ticket site ConcertRU.com and has organizing live radio broadcasts and company-sponsored community events in New York City and Brooklyn, and overseeing the operations of the company’s other divisions.  Mr. Shvarts also oversees the general operations of the company and has implemented the marketing and growth strategies for the company. He is responsible for implementing the forthcoming format change for the company’s radio station to mainstream, English-language programming that will feature a daily morning show by the renowned, celebrity host s Star & Buc Wild.  Mr. Shvarts has more than fifteen years of experience in the financial community.  From 1987 to 1999 Mr. Shvarts worked as an account executive and managed Broker/Dealers, doing corporate finance, M/A and underwritings. Mr. Shvarts consulted for various international trading companies based in Russia and Ukraine. Outside of the financial world, Mr. Shvarts has been involved in numerous entertainment activities, including live concerts promotions, video production and recording artist development.  Mr. Shvarts has received various acknowledgements from organizations in New York. In 2006 he was named Businessman of The Year , for his work with Elite High School, a non- profit school for underprivileged children. He has been awarded various recognition awards by city councilmen Nelson, State Senator Kruger, Borough President Markowitz and the office of Mayor Michael Bloomberg for his on going work in the community. Mr. Shvarts was voted Mass Media person of the year for 2006 by the users of Rambler.ru in the United States.

GENNADY POMERANETS, CPA Chief Financial Officer

              Mr. Pomeranets is a certified public accountant with years of experience in fashion, entertainment, audio recording and video production industries. He is a graduate of Brooklyn College and practiced accounting at various local accounting firms, and is both a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He is a managing director of a local New York public accounting firm with diversified clientele serving varieties of industries and communities. Mr. Pomeranets has extensive experience in entertainment industry and is currently serving as a director of several local not-for-profit charitable organizations.

JOEL SALKOWITZ, Program Director

Mr. Salkowitz is a veteran major market programming and operations executive.  He was most recently Vice President of Music Programming and Content at Sirius Satellite Radio where he was responsible for overseeing the programming for the premiere satellite radio providers 65 music stations and managing the staff of program directors, producers and on-air talent.  Prior to joining Sirius, Salkowitz was with Clear Channel Communications as a Format Director and Brand Manager overseeing the launch and programming for 10 major market stations, as well as serving as Program Director for JAMMIN 105 – New York (WTJM-FM).  His past experience also includes management, production and programming positions at Fox Television, EMI Records, Westwood One, ABC Radio, NBC Radio and Emmis Communications.

As Regional VP of Programming at Emmis’ HOT97 (WQHT) in New York, he helped develop the Rhythm Top 40 format that dominated contemporary radio during the late 1980s and early 1990s and was also responsible for overseeing programming at Emmis’ WAVA (Washington DC) and WLOL (Minneapolis).  During his tenure, HOT 97 was the most listened to Rhythm Top 40 station in the country.  At Westwood One, Salkowitz developed two nationally syndicated programs.  He has also consulted for numerous clients including Saga Communications, MJI Broadcasting and J-Wave Radio in Japan and since 2004, Salkowitz has operated his own company, Sound Ideas Programming Consultants LLC and continues to work with radio stations and content providers on all areas of operations, programming and marketing.  He recently launched and currently operates an Internet radio station, “Original HOT 97.COM”, which has quickly become the #1 Dance/Pop station on Live 365.

A graduate of The University of Hartford in West Hartford CT with a BA in Mass Communications, Salkowitz is also an experienced audio engineer with more than 10 years of live television production experience for clients including Fox Sports and News, ESPN, MSG Network, CBS and HD Net.   He has been nominated as Major Market Program Director of The Year by Billboard Magazine and won the award for Major Market Station/Operations Manager of the Year from The Pop Music Survey.  He is the recipient of the New York Metro A.I.R. Award for Best One Time Programming Feature.

RONN TOROSSIAN, Executive Director of Marketing

Mr. Torossian is the Founder, President & CEO of New York City-based 5W Public Relations, which has been name one of the 500 fastest growing companies by INC. in 2007, and the fastest growing PR firm in the country by O'Dwyers in each of 2004, 2005 and 2006.  Mr. Torossian's client experience includes overseeing public relations programs for Coca-Cola, Anheuser Busch, McDonald's, Microsoft, Evian, EDS, LA Gear, VeriSign, Seagram's, Bad Boy Worldwide Entertainment, Marriott Hotels, Russ Berrie & Company, NICE Systems, Pamela Anderson, Snoop Dogg, the Government of Israel, Avenue Stores, and Trinity Broadcasting Network, among others.  Earlier in his career, Mr. Torossian was a Vice President/Group Director for one of The InterPublic Group's (IPG) largest PR agencies, where he managed programs for such clients as Clinique, Fox News Channel, DHL, and Hard Rock Café.  He is regularly featured in and quoted by such media outlets as CNN, Fox News Channel, MSNBC, ABC, NBC, and The New York Times.  He was named to Advertising Age's 2006 "40 Under 40" list, is a regular lecturer at Universities and conferences, is a member of Young Presidents Organization (YPO) and is a board member of numerous not-for-profit organizations.  Mr. Torossian is responsible for implementing and directing the national marketing campaigns for MMG.

TROI TORAIN, Co-Executive Vice President of Radio Division

Star (Troi Torain) and Buc Wild (Timothy Joseph) began their respective entertainment careers as publishers of their own magazine, "Around the Way Connections," from 1993 to 1997. They then went on to write a monthly column, "Reality Check," in The Source magazine from 1995 to 1998. The duo then started producing and directing their Public Access show in 1998 and soon after became the hosts of MTV's Beat Suite show in 1999. In March of 2000 they became hosts at Hot 97 (97.1FM) in NYC with their show The Star & Buc Wild Morning Show. The show proved to be very popular, at one point beating rival shock-jock Howard Stern for the #1 spot on morning radio. In 2003 Mr. Torain and Mr. Joseph signed a lucrative deal with Clear Channel and appeared on Power 105 (105.1FM). Most recently the duo worked in a station in Hartford, Connecticut on Power 104.1 and then in Philadelphia, PA on Power 99. Mr. Torain and Mr. Joseph are responsible for overseeing the programming for and business development of MMG's radio station.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Aleksandr Shvarts, Chief Executive Officer, Director	2008	$180,000	0	0	0	0	0	0	$180,000

Gennady Pomeranets Chief Financial Officer	2008	$60,000	0	0	0	0	0	0	$60,000

Dr. Elan Kaufman, Director	2008	$0	0	0	0	0	0	0	$0

Dr. Lev Paukman, Director	2008	$0	0	0	0	0	0	0	$0

Ronn Torossian, Executive Director of Marketing	2008	$0	0	45,308	0	0	0	0	$45,308

Kurt Dalmata, Director	2008	$0	0	0	0	0	0	0	$0

Eric Schwartz (1)	2008	$180,000	0	0	0	0	0	0	$180,000

David Kokakis (2)	2008	$150,000	0	0	0	0	0	0	$150,000

(1) Eric Schwartz was Director and Vice President until January 27, 2008.
(2) David Kokakis was Director and Chief Operating Officer until January 31, 2008.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of May 12, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	CEDE & CO	33,431,442	39.917%

Common Stock	Aleksandr Shvarts	9,091,168 (2)	10.855%

Common Stock	Dr. Elan Kaufman	10,929,301(3)	12.094%

Common Stock	Dr. Lev Paukman (4)	7,861,222 (5)	9.386%

Common Stock	Eric Schwartz (6)	5,571,168	6.652%

Common Stock	David Kokakis (7)	3,866,666	4.617%

Common Stock	Gennady Pomeranets	1,270,885 (8)	1.517%

Common Stock	All executive officers and directors as a group	39,225,077 (9)	46.83%

(1) The percent of class is based on 83,752,254 shares of common stock issued and outstanding as of May 12, 2008.
(2) In addition to the 9,091,168 shares set forth above, Aleksandr Shvarts was issued 800,000 options on February 6, 2008.  He owns the option to purchase an additional 800,000 shares of our common stock at $.31 until February 5, 2009.
(3) In addition to the 10,929,301 shares set forth above, Dr. Elan Kaufman was issued 800,000 options on February 6, 2008.  He had exercised 25,000 options and still owns the option to purchase an additional 775,000 shares of out common stock at $.31 until February 5, 2009.
(4) Anna Paukman, wife of Dr. Paukman, owns 634,667 common stocks, which is 0.758% of all the outstanding shares as of May 12, 2008.
(5) In addition to the 7,861,222 shares set forth above, Dr. Lev Paukman was issued 800,000 options on February 6, 2008.  He had exercised 25,000 options and still owns the option to purchase an additional 775,000 shares of out common stock at $.31 until February 5, 2009.
(6) Eric Schwartz was Director and Vice President until January 27, 2008.
(7) David Kokakis was Director and Chief Operating Officer until January 31, 2008.
(8) In addition to the 1,270,885 shares set forth above, Gennady Pomeranets was issued 800,000 options on February 6, 2008.  He had exercised 132,680 options and still owns the option to purchase an additional 667,320 shares of out common stock at $.31 until February 5, 2009.
(9) Common stock of all executive officers and directors as a group includes the shares of Anna Paukman as described in Note (4).

Item 12.    Certain Relationships and Related Transactions.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Amendments to Articles of Incorporation or Bylaws on June 26, 2007

3.2	Bylaws	Incorporated by reference to Amendments to Articles of Incorporation or Bylaws on June 26, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA MEDIA GROUP, INC.

By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS
Chief Executive Officer, Director

Date:	May 14, 2008