Form 10KSB/A
period 2008-01-31
MEGA MEDIA GROUP INC
filed 2008-05-20
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

    We incurred net losses of $3,055,461 and $3,276,221 for the year ended January, 2008 and 2007, respectively, and have an accumulated deficit of $9,305,469 at January 31, 2008. As of January 31, 2008, we had total current assets of $144,654 and total current liabilities of $3,444,068 creating a working capital deficiency of $3,299,414. The Company currently has approximately $396 in cash as of January 31, 2008 .

Results of Operations for the Year Ended January 31, 2007Compared to the Year Ended January 31, 2006

Revenue

      We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the year ended January 31, 2007 our revenue increased by $708,323 to $3,475,091 as compared to $2,748,768 for the year ended January 31, 2006. The increase results primarily from increase radio advertising revenues .

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

Item 7.    Report of Independent Registered Public Accounting Firm and Financial Statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
(F/K/A Family Healthcare Solutions, Inc.)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2008 AND 2007

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007.

PAGES	F-6 – F-17	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

/s/ Kempisty & Company

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 30, 2008

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
ASSETS	2008	2007
Current Assets
Cash	$396	$37,444
Accounts receivable, net (Note 3)	68,036	68,636
Prepaid Expenses	76,222	168,203
Total Current Assets	144,654	274,283

Fixed assets, net (Note 4)	391,244	559,097
Master records, net (Note 5)	125,000	306,676
Other intangible assets, net (Note 5)	176,667	-
Advances	20,000	20,000
Note Receivable-Gladiator	-	-
Deposits	183,486	225,486
Other	16,010	16,010

TOTAL ASSETS	$1,057,061	$1,401,553

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$458,009	$394,870
Sales tax payable	616	892
Payroll taxes payable	728,350	284,731
Accrued Offices' Compensation	473,786	379,829
Equipment loan - current portion (Note 9)	4,767	14,924
Equipment lease - current portion (Note 10)	19,440	19,440
Loans payable (Note 7)	795,000	440,000
Due to related party (Note 6)	398,783	444,455
Deferred revenues	301,661	252,399
Accrued expenses	24,508	7,545
Payable to shareholders (Note 6)	239,148	715,118
Other	-	410,965
Total Current Liabilities	3,444,068	3,365,168

Equipment Loan Payable (Note 9)	8,304	46,961
Equipment Lease Payable (Note 10)	30,780	50,220
TOTAL LIABILITIES	3,483,152	3,462,349

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 01/31/08 and 14,492,000 shares issued and outstanding as of 01/31/07 (Note 8)	-	14,492

Common stock, $.001 par value, 500,000,000 shares authorized, 80,552,254 shares issued and outstanding as of 01/31/08 and 70,000,000 shares authorized, 5,277,446 shares issued and outstanding as of 01/31/07 (Note 8)	80,552	5,277

Additional paid-in capital	7,233,835	4,067,546
Deferred compensation (Note 11)	(435,009)	(1,392)
Accumulated Deficit	(9,305,469)	(6,146,720)

Total Stockholders' Deficit	(2,426,091)	(2,060,796)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,057,061	$1,401,553

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2008	2007

Revenues:
Advertising revenues	$4,210,294	$3,240,069
Other revenues	325,161	217,023

Total Revenues	4,535,455	3,457,091

Operating Expenses	3,916,908	3,007,710
Selling, general and administrative	3,188,154	3,364,633
Depreciation and amortization	390,260	287,204
Loss on disposition of fixed assets	60,025	-
Stock compensation expense	308,333	-

	7,863,680	6,659,547

Net loss from operations	(3,328,225)	(3,202,456)

Other Income/Expenses:

Gain on extinguishments of debt	(403,400)	-
Interest	130,636	73,765

Net loss before tax benefit	(3,055,461)	(3,276,221)

Tax benefit

Net loss	$(3,055,461)	$(3,276,221)

Basic and diluted loss per share	(0.06)	(0.21)

Weighted-Average shares used in computation of basic and diluted loss per share	53,731,516	15,752,770

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

FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007
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

NOTE 15 – INCOME TAXES

Due to the Company’s net loss, there was no provision for income taxes.  The Company has net operating loss carry forwards for income tax purposes of approximately $9,3100,000 at January 31, 2008, and $6,100,000 at January 31, 2007.  These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2026.  The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company’s Tax provision were as follows:	January 31,	January 31,
	2008	2007

Current income tax (benefit) expense	$(1,282,000)	$(1,375,000)
Deferred income tax expense (benefit)	1,282,000	1,375,000
	$-	$-

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended January 31, 2007 and 2006:

	January 31,	January 31,
	2008	2007

Tax expense (benefit) at Federal rate (34%)	$(1,020,000)	$(1,088,000)
State and local income tax, net of Federal benefit	(262,000)	(287,000)
Change in valuation allowance	1,282,000	1,375,000
Net income tax (benefit) allowance	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:	January 31,	January 31,
	2008	2007

Net operating loss carry forward	$3,857,000	$2,575,000
Valuation allowance	(3,857,000)	(2,575,000)
Net deferred tax assets	$-	$-

The Company recognized no income tax benefit for the loss generated for the periods through January 31, 2008.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.

NOTE 16 – PAYROLL TAXES

The company had outstanding payroll taxes payable as of January 31, 2008 and 2007. The outstanding payroll tax liability is as following:

	For the Years Ended January 31,
	2008	2007

Payroll taxes payable	$728,350	284,731

The Company is in the process negotiating a payment plan with Internal Revenue Service.

NOTE 17 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the exercise of stock warrants (using the treasury stock method) and upon the conversion of a convertible preferred stock (using the if-converted method). A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended January 31,
	2008	2007

Numerator:
Net income (loss) available to common shareholders	$(3,055,461)	$(3,276,221)

Denominator:
Weighed-average shares outstanding for basic earnings per share	53,731,516	15,752,770

Basic and diluted loss per share	(0.06)	(0.21)

NOTE 18 – SUBSEQUENT EVENTS

On April 18, 2008, the company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Golden Gate Investors, Inc. (the "Investor"). The aggregate purchase price was $1,500,000 for the initial tranche and the investment was as follows:

The Securities Purchase Agreement includes two tranches. The initial tranche consists of a 7.00% convertible debenture (the "Debenture") issued by the Company, in exchange for $100,000 in cash and a 7.25% Secured Promissory Note (the "Promissory Note") for $1,400,000 issued by the Investor which matures on May 31, 2012. The Promissory Note contains a prepayment provision which requires the Investor to make prepayments of interest and principal of $200,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment is that shares of the Company's Common Stock issued pursuant to the conversion rights under the Debenture must be freely tradable under Rule 144 of the Securities Act of 1933, as amended. Pursuant to the terms of the Debenture, the Investor shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of this Debenture into fully paid and non-assessable shares of the Company's Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of the Debenture shall be determined by dividing the amount of principal and accrued interest to be converted ("Conversion Amount") by the applicable conversion price then in effect on the date specified in the notice of conversion, as set forth in Exhibit A to the Debenture (the "Notice of Conversion"). The conversion price shall be equal to the lesser of: (i)$0.50 or (ii) the average of the lowest three (3) volume weighted average prices of the Company's Common Stock as reported on the OTC Bulletin Board (the "Volume Weighted Average Price") during the twenty (20) trading days prior to the date of the Conversion Notice (the "Conversion Date") multiplied by .75. As described in the respective instruments, the Debenture provides for an upward adjustment of the interest rate under certain circumstances and the Promissory Note provides for a downward adjustment of the interest rate under certain circumstances. In addition the Investor is required to prepay $250,000 of the Promissory Note issued on April 18, 2008 on the five month anniversary of the purchase of the Debenture that occurred on April 18, 2008, provided that certain conditions set forth in the Securities Purchase Agreement are satisfied .

Provided that no event of default exists, as defined in the Debenture, the second tranche of the financing consists of the Company selling and the Investor purchasing a debenture in the principal amount of $1,500,000 in exchange for a purchase price of $1,500,000 (the "Second Debenture"), with such purchase price paid via a cash payment of $250,000 and the issuance of a promissory note in the principal amount of $1,250,000 (the "Second Promissory Note"), with the form of and terms of the Second Debenture and the Second Promissory Note and payment of the purchase price subject to the same terms and conditions of the Securities Purchase Agreement, the Debenture and the Promissory Note, provided that the Discount Multiplier (as defined in the Second Debenture) for the Second Debenture shall be 90%, and when the Second Debenture is issued, the term "Debenture" as used in the Securities Purchase Agreement shall be deemed to include the Second Debenture in all respects and when the Second Promissory Note is issued, the term "Promissory Note" as used in the Securities Purchase Agreement shall be deemed to include the Second Promissory Note in all respects. Pursuant to the Securities Purchase Agreement, the Investor may eliminate the requirement to purchase the Second Debenture by a payment to the Company of $25,000, which payment shall be reduced under certain conditions to $5,000 or $0. As also set forth in the Securities Purchase Agreement, the Company has the right, during a specified ten trading day period prior to the Investor's purchase of the Second Debenture, subject to the satisfaction of certain conditions set forth in the Securities Purchase Agreement, to terminate the right of the Investor to purchase the Second Debenture.

If the Investor elects to convert a portion of the Debenture and, on the day that the election is made, the Volume Weighted Average Price per share of the Company's Common Stock is below $0.04 per share, the Company shall have the right to prepay that portion of the Debenture that the Investor elected to convert, plus any accrued and unpaid interest, at 125% of such amount. In the event that the Company elects to prepay that portion of the Debenture, the Investor shall have the right to withdraw its Conversion Notice. Pursuant to its terms, the Investor may not convert the principal amount of the Debenture to the extent that, following such conversion, the Investor would beneficially own in excess of 4.99% of the Company's outstanding Common Stock, which cap may be increased to 9.99% or entirely removed by the Investor on not less than 61 days' prior notice.

Finally, in the event that the Company obtains a commitment for any other financing (either debt, equity, or a combination thereof) which is to close during the term of the Debenture, Investor shall be entitled to a right of first refusal to enable it to, at Investor's option, either: (i) match the terms of the other financing, or (ii) add additional principal to the Debenture, in the amount of such other financing, on the same terms and conditions as the Debenture.

Pursuant to the terms of the Securities Purchase Agreement, the Investor does not have any registration rights.

Other than their relationship as a result of the Securities Purchase Agreement, there is no material relationship between the Company and the Investor.

The information set forth above is qualified in its entirety by reference to the actual terms of the Securities Purchase Agreement, Debenture and Promissory Note attached to the Company's initial 8-K as Exhibits 10.1, 10.2 and 10.3 filed with the SEC on April 23, 2008 and which are incorporated herein by reference.

Upon closing of the above-referenced transactions, we believe that the offer and sale of these securities will be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions. In connection with the sale of these securities, the Company relied on the Investors' written representations that it was either an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission or a "qualified institutional buyer" as defined in Rule 144A(a). In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising .

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

Item 14.    Principle Accountant Fees and Schedules

Audit-Related Fees

(1) The aggregate fees billed by Kempisty & Co, CPA for audit of the Company’s annual financial statements were $40,000 and $50,000 for the fiscal year ended January 31, 2007 and January 31, 2008 respectively.  The aggregate fees billed by Kempisty & Co, CPA for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $26,300.

(2) Kempisty & Co, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending January 31, 2007 and 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA MEDIA GROUP, INC.

By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS
Chief Executive Officer, Director

Date:	May 1 9 , 2008