Form 10-Q
period 2008-04-30
MEGA MEDIA GROUP INC
filed 2008-06-23
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-28881

MEGA MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0403762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1122 Coney Island Avenue, Brooklyn, NY	11235
(Address of principal executive offices)	(Zip Code)

(718) 947-1100
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

As of June 20, 2008, we had 83,752,254 outstanding shares of Common Stock, $0.001 par value.

MEGA MEDIA GROUP, INC.

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

PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
ASSETS	2008	2008
Current Assets	(Unaudited)
Cash	$-	$396
Accounts receivable, net (Note3)	146,186	68,036
Accrued revenues	3,222	-
Prepaid Expenses	53,227	76,222
Total Current Assets	202,635	144,654

Fixed assets, net (Note 4)	346,821	391,244
Master records, net (Note 5)	125,000	125,000
Other intangible assets, net (Note 5)	166,667	176,667
Advances	20,000	20,000
Note Receivable-Golden Gate Investors (Note 14)	1,400,000	-
Deposits	183,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$2,460,619	$1,057,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$760,649	$458,009
Bank overdraft	14,178	-
Sales tax payable	616	616
Payroll taxes payable (Note 13)	862,338	728,350
Accrued Offices' Compensation	491,806	473,786
Equipment loan - current portion (Note 9)	8,304	8,304
Equipment lease - current portion (Note 10)	19,440	19,440
Loans payable (Note 7)	1,160,000	795,000
Due to related party (Note 6)	386,283	398,783
Deferred revenues	285,869	301,661
Accrued expenses	57,029	24,508
Payable to shareholders (Note 6)	364,148	239,148
Stock Payable (Note 10)	44,000	-
Total Current Liabilities	4,454,661	3,447,605

Equipment Loan Payable (Note 9)	3,383	4,767
Equipment Lease Payable (note 10)	25,920	30,780
Note Payable (Note 14)	1,500,000	-
TOTAL LIABILITIES	5,983,964	3,483,152

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 04/30/08 and 01/31/08 (Note 8)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 80,729,984 shares issued and outstanding as of 04/30/08 and 80,552,254 shares issued and outstanding as of 01/31/08 (Note 8)	80,730	80,552

Additional paid-in capital	7,998,512	7,233,835
Deferred compensation	(375,912)	(435,009)
Accumulated Deficit	(11,226,675)	(9,305,469)

Total Stockholders' Deficit	(3,523,345)	(2,426,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,460,619	$1,057,061

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended April 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Advertising revenues	$237,250	$955,241
Other revenues	7,964	113,344

Total Revenues	245,214	1,068,585

Operating Expenses	770,632	747,031
Selling, general and administrative	609,369	897,825
Depreciation and amortization	54,423	44,378

	1,434,425	1,689,234

Net loss from operations	(1,189,211)	(620,649)

Other Expenses:

Interest Expenses	731,995	25,156

Net loss before tax benefit	(1,921,206)	(645,805)

Tax benefit

Net loss	$(1,921,206)	$(645,805)

Basic and diluted loss per share	(0.02)	(0.04)

Weighted-Average shares used in computation of basic and diluted loss per share	79,750,352	17,676,595

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,921,206)	$(645,805)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	54,423	44,378
Beneficial conversion of loans from shareholders	650,320	-
Stock options issued to officers for services	6,720	-
Stock compensation for consulting services	59,097	1,000
Changes in operating assets and liabilities:
(Increase) in note receivable	(1,400,000)	-
(Increase) in accounts receivable	(78,150)	28,079
(Increase) decrease in accrued revenues	(3,222)	-
(Increase) decrease in prepaid expenses	22,995	22,995
Increase in bank overdraft	14,178	-
Increase in note payable	1,400,000	-
Increase in accounts payable	302,640	(23,265)
Increase in stock payable	44,000	-
Increase in sales tax payable	-	(276)
Increase in accrued officers' compensation	18,021	19,039
Increase in accrued expenses	32,521	23,292
Increase in deferred revenue	(15,792)	84,349
Increase in payroll liabilities	133,988	145,314
Increase in other current liabilities	-	5,902
Total adjustments	1,241,739	350,807
NET CASH USED BY OPERATING ACTIVITIES	(679,467)	(294,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	-	(14,000)
Fixed assets	(4,860)	(15,100)
CASH USED BY INVESTING ACTIVITIES	(4,860)	(29,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of repayments	463,616	94,329
Loans from shareholders	125,000	233,030
Loans from related parties	(12,500)	(5,000)
Capital Contributions	52,719	-
Sale of common stock	-	50,000
Options exercised by officers	55,096	-
CASH PROVIDED BY FINANCING ACTIVITIES	683,931	372,359

NET INCREASE IN CASH	(396)	48,261

CASH: Beginning of period	396	37,444
End of period	$(0)	$85,705

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$16,674	$25,156
Non Cash Financing and Investing Activities:
Preferred stock issued for services	$-	$1,100

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three months
Ended April 30, 2008 and 2007 Are Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Mega Media Group, Inc. (the “MMG”) was incorporated in New York State on February 3, 2004. The Company is a multi-media holding company with five wholly owned subsidiaries. The Company’s focus is mainstream entertainment and media.  The corporate headquarters is located in Brooklyn, NY.

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $9,305,469 at January 31, 2008 that includes losses of $3,055,461 for the year ended January 31, 2008 and a working deficit of $3,302,951 at January 31, 2008. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $11,226,675 and $6,792,525 at April 30, 2008 and 2007 respectively that includes losses of $1,921,206 and $645,805 for three months ended April 30, 2008 and 2007 respectively and a working deficit of $4,252,026 and $3,676,083 at April 30, 2008 and 2007 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE-2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared by Mega Media Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008Annual Report on Form 10-KSB/A filed May 20, 2008 .

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at April 30, 2008 and January 31, 2008.

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

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the year ended January 31, 2008, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $290,896. For the three months ended April 30, 2008 and 2007, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $21,268 and $97,753 respectively.

On July 16th, 2007 VSE Magazine, Inc., a subsidiary of the Company, entered into asset and trademark purchase agreements to acquire a Russian language publication currently operating under the name “METPO” that is distributed in the greater New York metro area. The total consideration for this transaction was $200,000 of advertising time on a related company’s radio station, Radio VSE.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard had no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have impact on the consolidated financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	April 30, 2008	January 31, 2008
Accounts receivable-trade	$159,186	$81,036
Allowance for doubtful accounts	(13,000)	(13,000)
	$146,186	$68,036

NOTE 4 – FIXED ASSETS

	April 30, 2008	January 31, 2008
Fixed Assets consist of the following:

Equipment	$505,065	$505,065
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	43,988	43,988
	859,372	859,372
Less accumulated depreciation	512,553	468,129
	$346,821	$391,243

Depreciation expense was $44,423 and $44,378 for the three months ended April 30, 2008 and 2007.

In August 2007 Company disposed one of its trucks. In addition, in August 2007 Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

NOTE 5 – INTANGIBLE ASSETS

	April 30, 2008	January 31, 2008
Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Note 2)	200,000	200,000
Less accumulated amortization	(229,009)	(219,009)
	$291,667	$301,667

Amortization expense was $10,000 and $0 for the three months ended April 30, 2008 and 2007.

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

During three months ended 04/30/08, the Company borrowed from its shareholders three loans of $50,000, $50,000 and $25,000, a total of $125,000. Loans from shareholders mature in various amounts from July 12, 2008 to September 18, 2008 and have a stated interest rate of 9%.

At April 30, 2008 total loans payable to shareholders of $364,148 and due to related party of $386,283 mature in various amounts from July 11, 2008 to January 24, 2009 and have a stated interest rate of 9%.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $0 and $176,130 at April 30, 2008 and January 31, 2008 respectively.

NOTE 7 - LOANS PAYABLE

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

In February 2008 the Company borrowed $90,000 from ESJA Enterprises Inc. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on August 20, 2008. Loan has a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $58,171 at the date of issuance of the loan.

In February 2008 the Company borrowed $100,000 from FD Import & Export Corp. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on September 28, 2008. Loan has a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $145,665 at the date of issuance of the loan.

In March 2008 the Company borrowed another $100,000 from FD Import & Export Corp. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on September 28, 2008. Loan has a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $39,286 at the date of issuance of the loan.

In March 2008 the Company borrowed $75,000 from Tangiers Investors LP. Loan has interest payable on the unpaid balance at the rate of 9.9%. Loan matures on March 24, 2010. Loan has a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 30% to market value, with a conversion price limit not to exceed $.50 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $24,668 at the date of issuance of the loan.

NOTE 8 - PREFERRED AND COMMON STOCK

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

On November 1, 2007, the Company issued to its attorney 177,420 unrestricted shares of common stock in pay of past and future legal services. Market value of the stock at the time of agreement was $0.31 per share.

On November 9, 2007, the Company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock as a part of new Time Brokerage Agreement (see Note 10). Market value of the stock at the time of agreement was $0.30 per share.

On November 23, 2007, the Company issued to Ronn Torrossian, an independent consultant, 3,000,000 restricted shares of common stock as a part of new Consulting Agreement (see Note 11). Market value of the stock at the time of agreement was $0.16 per share.

On January 16, 2008, the Company issued to its attorney 229,473 unrestricted shares of common stock in pay of past and future legal services. Market value of the stock at the time of agreement was $0.18 per share.

During three months ended April 30, 2008:

On February 6, 2008 certain officers and directors of the Company were granted a total of 3,200,000 stock options to purchase company’s $.001 par value common shares for $0.31 per share. The total cost of the stock options granted was $6,720.

In March 2008 certain officers of the Company exercised their options and purchased a total of 177,730 of the company’s $.001 par value common shares for $0.31 per share for a total of $55,096.

NOTE 9 – EQUIPMENT LOANS PAYABLE

	April 30, 2008	January 31, 2008
Equipment loans consist of the following:

Raritan Bay FCU ("RBFCU")	$0	$0
Chrysler Credit ("CC")	11,687	13,071
	11,687	13,071
Less current portion	8,304	8,304
	$3,383	$4,767

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On November 9, 2007, Echo Broadcasting Group, Inc. ("Echo Broadcasting "), a subsidiary of the Company, amended its Time Brokerage Agreement, originally dated November 1, 2005, with Island Broadcasting Company. In particular, Echo extended the term of the Time Brokerage Agreement through December 31, 2012 at 12:00 a.m. EST, modified the events of defaults for both Echo and Island Broadcasting Company, and converted the $170,000 escrow amount currently being held by Island Broadcasting Company into a payment from Echo to Island Broadcasting Company. Additionally, Company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock, at the price of $0.30 per share.
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

During the year ended January 31, 2008 the company paid $2,853,775 for airtime.

On April 28, 2008 Echo Broadcasting made a payment postponement agreement with Island Broadcasting Company. According to this provision, Echo Broadcasting will pay an annual interest rate charge of 8% on all outstanding monthly balances. In addition Echo Broadcasting will pay a fee of 200,000 restricted shares of the Company’s common stock per month for each month for which payment is not made. All shares are due to be issued on July 1, 2008. Accordingly, on April 28, 2008 the Company made a provision to issue on July 1, 2008 400,000 of its $.001 par value common shares Island Broadcasting. Market value of the stock at the time when additional provision to the Time Brokerage Agreement was adopted was $0.11 per share. The Company recorded stock payable in the amount of $44,000.

During the three months ended April 30, 2008 and 2007 company paid $644,243 and $537,819 for airtime respectively.

Remaining commitments under the Agreement are as follows:

Year Ending January 31,

2009	$2,000,000
2010	3,100,000
2011	3,410,000
2012	3,751,000
2013	3,670,075
$16,531,075

Premises and Equipment

The Company has entered into lease agreements for office space and equipment, which expire at various times through April 2009. During the year ended January 31, 2008 the Company paid $155,249 in rent expense. During three months ended April 30, 2008 and 2007 the Company paid $33,018 and $45,433 in rent expense respectfully. Remaining commitments under the operating leases mature as follows:

Year Ending January 31,

2009	$92,744
2010	15,105
$140,867

On May 1, 2006 the Company has entered into a new lease agreement for office space, which was originally expected to expire on April 30, 2011.

On May 1, 2007 the Company and the lessor of the premises, mutually terminated a lease agreement for office space, which was originally due to expire on April 30, 2011. All prior commitments under the original lease are terminated. The company continued to rent the office space on the month-to-month basis. During the year ended January 31, 2008 the Company paid $72,400 in rent expense. As of February 1, 2008 the Company vacated the premises.

Capital Lease

On October 4, 2006 the Company has entered into a new lease agreement for office space, which expire on April 30, 2011. During the year ended January 31, 2008 the company paid $19,440 in lieu of the lease. During the three months ended April 30, 2008 the company paid $4,860 in lieu of the lease. The commitments under the lease agreement mature as follows:

Year Ending January 31,

2009	$14,580
2010	19,440
2011	11,340
$45,360

On May 1, 2007 the Company and the lessor of the premises, mutually terminated a lease agreement for office space, which was originally due to expire on April 30, 2011. All prior commitments under the original lease are terminated. The company continues to rent the office space on the month-to-month basis.

NOTE 11 - STOCK-BASED COMPENSATION

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

In February 2007, the Company canceled 1,175,000 preferred shares, $.001 par value, with a market value of $1,175 that were previously awarded to employees and were part of deferred compensation in the equity section.

Also, in February 2007, the Company issued 1,100,000, $.001 par value, preferred shares for past and future services performed by its officers, directors, employees and consultants. The preferred stock is convertible into common shares in 18 months after the issuance based upon a 2 to 1 conversion ratio. The shares of preferred stock have preferential treatment in case of liquidation. Each share of the preferred stock has 5 voting rights. Out of 1,100,000 preferred shares, 1,000,000 shares, with market value of $1,000, are fully vested and expensed under selling, general and administrative expenses. 100,000 of preferred shares, with market value of $100 are included in deferred compensation in the equity section of the balance sheets at January 31, 2008.

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

NOTE 13 - PAYROLL TAXES

The company has outstanding payroll taxes payable as of April 30, 2008 and January 31, 2008. As of April 30, 2008 the company has recorded an estimate for interest and penalties that are due to the company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

	April 30, 2008	January 31, 2008
Payroll taxes payable	$802,035	$728,350
Penalties and interest	60,303	0
Accrued payroll and payroll taxes	$862,338	$728,350

The Company is in the process of negotiating a payment plan with Internal Revenue Service.

NOTE 14 – NOTE PAYABLE AND NOTE RECEIVABLE

On April 18, 2008, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. The aggregate purchase price was $1,500,000 for the initial tranche and the investment was as follows:

The Securities Purchase Agreement includes two tranches. The initial tranche consists of a 7.00% convertible debenture (the "Debenture") issued by the Company, in exchange for $100,000 in cash and a 7.25% Secured Promissory Note  for $1,400,000 issued by the Golden Gate Investors, Inc which matures on May 31, 2012. The Promissory Note contains a prepayment provision which requires the Golden Gate Investors, Inc to make prepayments of interest and principal of $200,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment is that shares of the Company's common stock issued pursuant to the conversion rights under the debenture must be freely tradable under Rule 144 of the Securities Act of 1933, as amended. Pursuant to the terms of the debenture, the Golden Gate Investors, Inc shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of this debenture into fully paid and non-assessable shares of the Company's Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of the debenture shall be determined by dividing the amount of principal and accrued interest to be converted ("Conversion Amount") by the applicable conversion price then in effect on the date specified in the notice of conversion, as set forth in Exhibit A to the Debenture (the "Notice of Conversion"). The conversion price shall be equal to the lesser of: (i)$0.50 or (ii) the average of the lowest three (3) volume weighted average prices of the Company's Common Stock as reported on the OTC Bulletin Board (the "Volume Weighted Average Price") during the twenty (20) trading days prior to the date of the Conversion Notice (the "Conversion Date") multiplied by .75. As described in the respective instruments, the Debenture provides for an upward adjustment of the interest rate under certain circumstances and the Promissory Note provides for a downward adjustment of the interest rate under certain circumstances. In addition the Golden Gate Investors, Inc is required to prepay $250,000 of the Promissory Note issued on April 18, 2008 on the five month anniversary of the purchase of the Debenture that occurred on April 18, 2008, provided that certain conditions set forth in the Securities Purchase Agreement are satisfied.

Provided that no event of default exists, as defined in the Debenture, the second tranche of the financing consists of the Company selling and the Golden Gate Investors, Inc purchasing a Debenture in the principal amount of $1,500,000 in exchange for a purchase price of $1,500,000 (the "Second Debenture"), with such purchase price paid via a cash payment of $250,000 and the issuance of a promissory note in the principal amount of $1,250,000 (the "Second Promissory Note"), with the form of and terms of the Second Debenture and the Second Promissory Note and payment of the purchase price subject to the same terms and conditions of the Securities Purchase Agreement, the Debenture and the Promissory Note, provided that the Discount Multiplier (as defined in the Second Debenture) for the Second Debenture shall be 90%, and when the Second Debenture is issued, the term "Debenture" as used in the Securities Purchase Agreement shall be deemed to include the Second Debenture in all respects and when the Second Promissory Note is issued, the term "Promissory Note" as used in the Securities Purchase Agreement shall be deemed to include the Second Promissory Note in all respects.

Pursuant to the Securities Purchase Agreement, the Golden Gate Investors, Inc may eliminate the requirement to purchase the Second Debenture by a payment to the Company of $25,000, which payment shall be reduced under certain conditions to $5,000 or $0. As also set forth in the Securities Purchase Agreement, the Company has the right, during a specified ten trading day period prior to the Golden Gate Investors, Inc's purchase of the Second Debenture, subject to the satisfaction of certain conditions set forth in the Securities Purchase Agreement, to terminate the right of the Golden Gate Investors, Inc to purchase the Second Debenture. If the Golden Gate Investors, Inc elects to convert a portion of the Debenture and, on the day that the election is made, the Volume Weighted Average Price per share of the Company's Common Stock is below $0.04 per share, the Company shall have the right to prepay that portion of the Debenture that the Golden Gate Investors, Inc elected to convert, plus any accrued and unpaid interest, at 125% of such amount. In the event that the Company elects to prepay that portion of the Debenture, the Golden Gate Investors, Inc shall have the right to withdraw its Conversion Notice. Pursuant to its terms, the Golden Gate Investors, Inc may not convert the principal amount of the Debenture to the extent that, following such conversion, the Golden Gate Investors, Inc would beneficially own in excess of 4.99% of the Company's outstanding Common Stock, which cap may be increased to 9.99% or entirely removed by the Investor on not less than 61 days' prior notice.

Finally, in the event that the Company obtains a commitment for any other financing (either debt, equity, or a combination thereof) which is to close during the term of the Debenture, Golden Gate Investors shall be entitled to a right of first refusal to enable it to, at Golden Gate Investors, Inc’s option, either: (i) match the terms of the other financing, or (ii) add additional principal to the Debenture, in the amount of such other financing, on the same terms and conditions as the Debenture. Pursuant to the terms of the Securities Purchase Agreement, the Golden Gate Investors, Inc does not have any registration rights. Other than their relationship as a result of the Securities Purchase Agreement, there is no material relationship between the Company and the Golden Gate Investors, Inc.

The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $382,530 at the date of issuance of the loan.

NOTE 15 - SEGMENT DATA

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

Year Ended January 31, 2008

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$4,227,882	$70,000	$38,345	$155,806	$43,421	$4,535,455
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	308,333	0	0	308,333
Gain on extinguishment of debt	0	0	(403,400)	0	0	(403,400)
Interest expenses	64,019	0	66,617	0	0	130,636

Operating income (loss)	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$(1,100)	$(3,055,461)

Year Ended April 30, 2008

	Radio	Recorded Music	Corporate	Metro		Other	Total
Revenue	$180,280	$0	$3,222		$61,712	$0	$245,455
Direct operating expenses	698,869	0	0		71,763	0	770,632
Selling, general and administrative expenses	321,308	417	266,129		20,678	837	609,369
Depreciation and amortization	16,079	2,390	25,863		10,000	91	54,423
Loss on disposal of fixed assets	0	0	0		0	0	0
Stock compensation expense	0	0	0		0	0	0
Gain on extinguishment of debt	0	0	0		0	0	0
Interest expenses	33,195	0	698,800		0	0	731,995

Operating income (loss)	$(889,172)	$(2,807)	$(987,570)	$	$(40,729)	$(928)	$(1,921,206)

NOTE 16 – SUBSEQUENT EVENTS

On May 12, 2008, the Company entered into a $75,000 9% Promissory Note Agreement with Eugene Khavinson. Also, the Company entered into a Stock Purchase Agreement with the Holder which entitles the Holder to purchase 500,000 shares of the Company's common stock at a price of $0.11 cents per share for a period of 12 months from the time of the agreement.

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

Results of Operations

Results of operations for the Three Months Ended April 30, 2008 Compared with the Three Months Ended April 30, 2007

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the three months ended April 30, 2008 our revenue decreased by $823,371 to $245,214 as compared to $1,068,585 for the three months ended April 30, 2007. The decrease results primarily from programming format change.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended April 30, 2008 operating expenses increased by $23,602 to $770,632 as compared to $747,031 for the three months ended April 30, 2007. The increase is principally attributable to increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $288,456 to $609,369 for the three months ended April 30, 2008 from $897,825 in 2007. The decrease is attributable to lower corporate expenses, as well as decrease in compensation of officers. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

   Depreciation and Amortization expenses increased by $10,045 to $54,423 for the three months ended April 30, 2008 from $44,378 in 2007 due to the acquisition of various fixed and intangible assets.

Interest Expense

Interest expense increased by $706,839 to $731,995 for the three months ended April 30, 2008 from $25,156 in 2007 due to the provisions for the beneficial conversion option of certain convertible debentures.

Net Loss

We have a net loss of $1,921,206 for three months ended April 30, 2008 as compared to a net loss of $645,805 for the three months ended April 30, 2007. The increase in net loss is primarily attributable to the decrease of our revenues and increase in interest expense.

Liquidity and Capital Resources

As of April 30, 2008, our Working Capital deficiency is $4,252,026.

   Cash used in operating activities was $679,467 for the three months ended April 30, 2008 as compared to $294,998 during the three months ended April 30, 2007. The increase in the cash used by operating activities was primarily the result of company expansion.

                   Cash used in investing activities was $4,860 for the nine months period ended April 30, 2008 as compared to $29,100 cash used in investing activities for the three months period ended April 30, 2007. The decrease in cash used by investing activities is primarily due to reduced investments in various projects and reduction in security deposits.

           Cash provided by financing activities was $683,931 for the three months period ended April 30, 2008 as compared to $372,359 for the three months ended April 30, 2007. The increase in cash provided by financing activities is primarily due to the additional borrowings.

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

We incurred net losses of $1,921,206 and $645,805 for the three months ended April 30, 2008 and 2007, respectively, and have an accumulated deficit of $11,226,675 at April 30, 2008. As of April 30, 2008, we had total current assets of $202,635 and total current liabilities of $4,454,661 creating a working capital deficiency of $4,252,026. The Company currently has bank overdraft of approximately $14,178 as of April 30, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

           Our exposure to market risk is principally confined to cash in bank which has short maturities and therefore we believe to be minimal and immaterial market risk.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the recent 8-K filings, the Company entered into two agreements as follows:

On or about March 14, 2008, Mega Media Group, Inc. (the “Company”) entered into a $50,000 9% convertible promissory note (individually, the “Note”) with Dr. Lev Paukman (the Holder”).   Pursuant to the terms of the Note, the Holder shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, $.001 par value per share.

On March 18, 2008, the Mega Media Group, Inc. (the “Company”) entered into a $50,000 9% convertible promissory note (individually, the “Note”) with Dr. Elan Kaufman or its registered assigns (the “Holder”).   Pursuant to the terms of the Note, the Holder shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, $.001 par value per share.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Title of Document	Location

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA MEDIA GROUP, INC.

Date: June 21, 2008	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS