Form 10-Q
period 2008-07-31
MEGA MEDIA GROUP INC
filed 2008-09-19
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
☐  Yes     ☒  No

As of July 31, 2008, we had 95,831,470 outstanding shares of Common Stock, $0.001 par value.

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

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
ASSETS	2008	2008
Current Assets	(Unaudited)
Cash	$7,705	$396
Accounts receivable, net (Note3)	149,400	68,036
Accrued revenues	20,137	-
Prepaid Expenses	30,231	76,222
Note Receivable	10,000	-
Total Current Assets	217,474	144,654

Fixed assets, net (Note 4)	313,043	391,244
Master records, net (Note 5)	125,000	125,000
Other intangible assets, net (Note 5)	-	176,667
Advances	20,000	20,000
Note Receivable-Golden Gate Investors (Note 14)	1,400,000	-
Deposits	183,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$2,275,014	$1,057,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,295,244	$458,009
Bank overdraft	-	-
Sales tax payable	616	616
Payroll taxes payable (Note 13)	951,062	728,350
Accrued Offices' Compensation	469,062	473,786
Equipment loan - current portion (Note 9)	8,304	8,304
Equipment lease - current portion (Note 10)	19,440	19,440
Loans payable (Note 7)	1,120,000	795,000
Due to related party (Note 6)	386,283	398,783
Deferred revenues	132,331	301,661
Accrued expenses	86,421	24,508
Payable to shareholders (Note 6)	409,148	239,148
Stock Payable (Note 10)	-	-
Total Current Liabilities	4,877,911	3,447,605

Equipment Loan Payable (Note 9)	1,307	4,767
Equipment Lease Payable (Note 10)	21,060	30,780
Note Payable (Note 14)	1,500,000	-
TOTAL LIABILITIES	6,400,278	3,483,152

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 07/31/08 and 01/31/08 (Note 8)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 86,912,456 shares issued and outstanding as of 07/31/08 and 80,552,254 shares issued and outstanding as of 01/31/08 (Note 8)	86,912	80,552

Additional paid-in capital	8,664,276	7,233,835
Deferred compensation	(315,502)	(435,009)
Accumulated Deficit	(12,560,950)	(9,305,469)

Total Stockholders' Deficit	(4,125,264)	(2,426,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,275,014	$1,057,061

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Advertising revenues	$566,921	$1,875,812	$329,671	$920,571
Other revenues	46,158	192,208	38,194	78,865

Total Revenues	613,079	2,068,020	367,865	999,436

Operating expenses	1,481,246	1,551,325	710,614	792,827
Interest expense	175,526	40,139	93,851
Selling, general and administrative	1,322,577	1,683,917	713,207	797,559
Depreciation and amortization	105,513	288,449	51,090	244,071

Stock compensation expense	-	300,000	-	300,000

	3,084,861	3,863,830	1,568,762	2,134,457

Net loss from operations	(2,471,782)	(1,795,809)	(1,200,897)	(1,135,022)

Other Expenses:

Loss on sale of intangible assets	40,168	-	40,168	-
Beneficial conversion expense	743,531	-	93,211	14,983

Net loss before tax benefit	(3,255,481)	(1,795,809)	(1,334,276)	(1,150,004)

Tax benefit

Net loss	$(3,255,481)	$(1,795,809)	$(1,334,276)	$(1,150,004)

Basic and diluted loss per share	(0.04)	(0.06)	(0.02)	(0.03)

Weighted-Average shares used in computation of basic and diluted loss per share	81,116,207	30,367,419	81,574,871	34,787,305

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	July 31,	July 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,255,481)	$(1,795,809)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	105,513	288,449
Loss on sale of intangible assets	40,168
Beneficial conversion of loans from shareholders	743,531	-
Stock options issued to officers for services	6,720	-
Stock options issued to lenders in exchange for loans	6,250	-
Stock compensation for consulting services	119,508	1,000
Stock issued for air lease rent	92,000
Non-cash stock based compensation	-	300,000
Changes in operating assets and liabilities:
(Increase) in note receivable	(1,410,000)	-
(Increase) in accounts receivable	(81,364)	14,646
(Increase) decrease in accrued revenues	(20,137)	-
(Increase) decrease in prepaid expenses	45,991	45,990
Increase in note payable	1,400,000	-
Increase in accounts payable	837,234	(8,794)
Increase in sales tax payable	-	(276)
Increase in accrued officers' compensation	(4,724)	57,693
Increase in accrued expenses	92,398	3,292
Increase in deferred revenue	(49,497)	48,176
Increase in payroll liabilities	222,712	271,872
Increase in other current liabilities	-	5,902
Total adjustments	2,146,301	1,027,950
NET CASH USED BY OPERATING ACTIVITIES	(1,109,180)	(767,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records		(14,000)
Fixed assets	(10,646)	(16,015)
Deposits	-	42,000
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(10,646)	11,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	875,000	250,000
Loan repayments	(3,460)	(9,958)
Proceeds from loans from shareholders	175,000	254,030
Repayments of loans from shareholders	(5,000)	-
Repayments of loans from related parties	(12,500)	(5,000)
Capital lease repayments	(9,720)	(9,720)
Capital Contributions	52,719	-
Sale of common stock	-	350,000
Options exercised by officers	55,096	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,127,135	829,352

NET INCREASE IN CASH	7,309	73,477

CASH: Beginning of period	396	37,444
End of period	$7,705	$110,921

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$16,674	$30,945
Non Cash Financing and Investing Activities:
Stock issued for conversion of loans to shareholders	$-	$877,000
Stock issued for conversion of loans from third parties	450,000
Preferred stock issued for services	$-	$1,100
The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED
								Total
	Preferred Stock		Common Stock		Additional	Deferred		Stockholders'
	($.001 par value)		($.001 par value)		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	(Deficit)

Balance January 31, 2007	14,492,000	14,492	5,277,446	5,277	4,067,546	(1,392)	(6,146,720)	(2,060,797)

Sale of common stock			50,000	50	49,950			50,000

Cancellation of restricted stock award to officers and shareholders	(1,175,000)	(1,175)				1,175		-

Restricted stock award to officers and shareholders	1,100,000	1,100				(100)		1,000

Effect of reversed merger	(14,417,000)	(14,417)	67,651,248	67,651	857,726		(103,288)	807,672

Sale of common stock			1,000,000	1,000	599,000			600,000

Sale of common stock			166,667	167	58,167			58,333

Capital contribution	-	-	-	-	79,737		-	79,737

Beneficial conversion of loans from shareholders					51,810			51,810

Stock issued in exchange for air lease rent			3,000,000	3,000	897,000			900,000

Stock issued in exchange for legal services			406,893	407	95,898			96,305

Restricted stock award to contractor for future consulting services			3,000,000	3,000	477,000	(480,000)		-

Restricted stock award to contractor for earned services during the three months ended January 31, 2008						45,308		45,308

Loss for thre year ended January 31, 2008							(3,055,461)	(3,055,461)

Balance January 31, 2008	-	-	80,552,254	80,552	7,233,835	(435,009)	(9,305,469)	(2,426,091)

Stock options issued to officers for services					6,720			6,720

Stock options issued to lenders in exchange for loans					6,250			6,250

Stock issued in exchange for air lease rent			1,000,000	1,000	91,000			92,000

Beneficial conversion of loans payable					743,531			743,531

Stock issued for conversion of loans payable			5,182,472	5,182	475,302			480,485

Restricted stock award to contractor for earned services during the six months ended July 31, 2008						119,508		119,508

Capital contribution	-	-	-	-	52,719		-	52,719

Stock options exercised by officers			177,730	178	54,919			55,096

Loss for six months ended July 31, 2008							(3,255,481)	(3,255,481)

Balance July 31, 2008	-	-	86,912,456	86,912	8,664,276	(315,502)	(12,560,950)	(4,125,264)

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the six months
Ended July 31, 2008 and 2007 Are Unaudited)

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

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $9,305,469 at January 31, 2008 that includes losses of $3,055,461 for the year ended January 31, 2008 and a working deficit of $3,302,951 at January 31, 2008. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $12,560,950 and $8,045,817 at July 31, 2008 and 2007 respectively that includes losses of $3,255,484 and $1,795,809 for six months ended July 31, 2008 and 2007 respectively and a working deficit of $4,660,437 and $3,347,265 at July 31, 2008 and 2007 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at July 31, 2008 and January 31, 2008.

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

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the year ended January 31, 2008, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $290,896. For the six months ended July 31, 2008 and 2007, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $84,396 and $127,668 respectively.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	July 31, 2008	January 31, 2008
Accounts receivable-trade	$162,400	$81,036
Allowance for doubtful accounts	(13,000)	(13,000)
	$149,400	$68,036

NOTE 4 – FIXED ASSETS

	July 31, 2008	January 31, 2008

Fixed Assets consist of the following:

Equipment	$515,710	$505,065
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	43,989	43,988
	870,018	859,372
Less accumulated depreciation	556,975	468,129
	$313,043	$391,243

Depreciation expense was $88,846 and $89,439 for the six months ended July 31, 2008 and 2007.

In August 2007 Company disposed one of its trucks. In addition, in August 2007 Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

NOTE 5 – INTANGIBLE ASSETS

	July 31, 2008	January 31, 2008

Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Notes 2 & 16)	0	200,000
Less accumulated amortization	(195,676)	(219,009)
	$125,000	$301,667

Amortization expense was $16,667 and $199,010 for the six months ended July 31, 2008 and 2007.

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

During six months ended 07/31/08, the Company borrowed from its shareholders three loans of $50,000, $50,000 and $75,000, a total of $175,000. Loans from shareholders mature in various amounts from July 12, 2008 to September 18, 2008 and have a stated interest rate of 9%.

At July 31, 2008 total loans payable to shareholders of $409,148 and due to related party of $386,283 mature in various amounts from July 11, 2008 to January 24, 2009 and have a stated interest rate of 9%.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $0 and $176,130 at July 31, 2008 and January 31, 2008 respectively.

NOTE 7 - LOANS PAYABLE

During fiscal 2006, the Company borrowed two loans of $220,000 each, a total of $440,000 payable on June 7, 2008.   ("STATUS") Extended for 12 months. The interest rate is the UBS Rate plus 5.5%.

During 2007, the Company borrowed $250,000 from First Capital Invest Corp (“FCIC”), Swiss-based financial institution. Loan is payable in six months from the inception.
On July 15, 2008, the Company issued to FCIC 2,729,014 shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301.37, at conversion price 0.10 per share.

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

On May 29, 2008 the Company borrowed $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of May 28, 2009. Loan had a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $22,283 at the date of issuance of the loan.

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,229,435 shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $813.70, at conversion price 0.0820 per share.

On June 16, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 15, 2009. Loan had a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $15,741 at the date of issuance of the loan.

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,224,023 shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $369.86, at conversion price 0.0820 per share.

On July 1, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 30, 2009. Loan had a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $36,139 at the date of issuance of the loan. Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 500,000 shares of the Company's common stock at a price of $0.11 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $4,350.

On July 31, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 30, 2009. Loan had a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $19,048 at the date of issuance of the loan. Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 150,000 shares of the Company's common stock at a price of $0.075 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

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

During six months ended July 31, 2008:

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

On July 1, 2008, as discussed in the Note 10, the Company issued to Island Broadcasting, Inc 1,000,000 of the company’s $.001 shares for $0.11 per share for satisfaction of the payment postponement agreement.

On July 2, 2008, as discussed in the Note 7, the Company issued to Jaworek Capital LLC 1,224,023 shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $369.86, at conversion price 0.0820 per share.

On July 2, 2008, as discussed in the Note 7, the Company issued to Jaworek Capital LLC 1,224,023 shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $369.86, at conversion price 0.0820 per share.

On July 15, 2008, as discussed in the Note 7, the Company issued to FCIC 2,729,014 shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301.37, at conversion price 0.10 per share.

NOTE 9 – EQUIPMENT LOANS PAYABLE

	July 31, 2008	January 31, 2008

Equipment loans consist of the following:

Raritan Bay FCU ("RBFCU")	$0	$0
Chrysler Credit ("CC")	9,611	13,071
	9,611	13,071
Less current portion	8,304	8,304
	$1,307	$4,767

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

On April 28, 2008 Echo Broadcasting made a payment postponement agreement with Island Broadcasting Company. According to this provision, Echo Broadcasting will pay an annual interest rate charge of 8% on all outstanding monthly balances. In addition Echo Broadcasting will pay a fee of 200,000 restricted shares of the Company’s common stock per month for each month for which payment is not made. All shares are due to be issued on July 1, 2008. Accordingly, on July 1, 2008 the Company issued 1,000,000 of its $.001 par value common shares Island Broadcasting. Market value of the stock at the time when additional provision to the Time Brokerage Agreement was adopted was $0.11 per share.

During the six months ended July 31, 2008 and 2007 company paid $1,292,243 and $1,142,997 for airtime respectively.

Remaining commitments under the Agreement are as follows:

Year Ending January 31,

2009	$1,400,000
2010	3,100,000
2011	3,410,000
2012	3,751,000
2013	3,670,075
$16,531,075

Premises and Equipment

The Company has entered into lease agreements for office space and equipment, which expire at various times through April 2009. During the year ended January 31, 2008 the Company paid $155,249 in rent expense. During six months ended July 31, 2008 and 2007 the Company paid $71,159 and $78,069 in rent expense respectfully. Remaining commitments under the operating leases mature as follows:

Year Ending January 31,

2009	$54,606
2010	15,105
$69,711

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

Capital Lease

On October 4, 2006 the Company has entered into a lease agreement of the equipment, which expire on April 30, 2011. During the year ended January 31, 2008 the company paid $19,440 in lieu of the lease. During the six months ended July 31, 2008 the company paid $9,720 in lieu of the lease. The commitments under the lease agreement mature as follows:

Year Ending January 31,

2009	$9,720
2010	19,440
2011	11,340
$40,500

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

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At July 31, 2008, Ronn Torrosian earned consulting fees in the amount of $119,507.53. The remaining value of the Ronn Torrosian’s future services in the amount of $362,492.47 are included in deferred compensation in the equity section of the balance sheets at July 31, 2008.

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

NOTE 13 - PAYROLL TAXES

The company has outstanding payroll taxes payable as of July 31, 2008 and January 31, 2008. As of July 31, 2008 the company has recorded an estimate for interest and penalties that are due to the company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

	July 31, 2008	January 31, 2008

Payroll taxes payable	$869,289	$728,350
Penalties and interest	81,773	0
Accrued payroll and payroll taxes	$929,592	$728,350

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

NOTE 15 – SALE OF INTANGIBLE ASSETS

On July 14th , 2008 the Company entered into an asset purchase agreement with Dr. Lev Paukman, a director of the Company (the "Buyer").

Pursuant to the terms of the agreement, the Company sold substantially all of the assets and business of its wholly-owned subsidiary, VSE Magazine, to the Buyer. The Buyer will assume an advertising credit of $109,832 owed to KSP. The Buyer will also assume advertising credits in the magazine from clients that the Company or Echo Broadcasting Group, a wholly-owned subsidiary of the Company, might direct up to the amount of $50,000. In the event there are no advertising client credits then the buyer will pay the seller $10,000 cash within 90 days of this agreement.

VSE Magazine, Inc. is a Russian language publication currently operating under the trade name "METPO" that is distributed in the greater New York metro area.

As a result of the above-mentioned assets and share purchase agreement, the Company incurred losses from the discontinued operations in the amount of $40,168.

NOTE 16 - SEGMENT DATA

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

Year Ended January 31, 2008

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$4,227,882	$70,000	$38,345	$155,806	$43,421	$4,535,455
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	308,333	0	0	308,333
Gain on extinguishment of debt	0	0	(403,400)	0	0	(403,400)
Interest expenses	64,019	0	66,617	0	0	130,636

Operating income (loss)	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$(1,100)	$(3,055,461)

Six Months Ended July 31, 2008

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$520,231	$3,213	$27,923	$61,712	$0	$613,079
Direct operating expenses	1,409,483	0	0	71,763	0	1,481,246
Selling, general and administrative expenses	731,931	417	559,740	20,678	837	1,322,577
Depreciation and amortization	32,159	4,780	51,726	16,667	182	105,513
Loss on sale of intangible assets	0	0	0	40,168	0	40,168
Interest expenses	53,156	0	859,981	0	0	991,057

Operating income (loss)	$(1,706,498)	$(1,984)	$(1,443,524)	$(87,564)	$(1,019)	$(3,255,481)

Three Months Ended July 31, 2008

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$339,951	$3,213	$24,701	$0	$0	$367,865
Direct operating expenses	710,614	0	0	0	0	710,614
Selling, general and administrative expenses	410,623	0	302,584	0	0	713,207
Depreciation and amortization	16,079	2,930	25,863	6,667	91	51,090
Loss on sale of intangible assets	0	0	0	40,168	0	40,168
Interest expenses	19,961	0	167,101	0	0	187,062

Operating income (loss)	$(817,326)	$823	$(470,847)	$(46,835)	$(91)	$(1,334,276)

NOTE 17 – SUBSEQUENT EVENTS

On August 6, 2008, the Company issued to Jaworek Capital LLC 3,241,099 shares in exchange for satisfaction of the Loan Agreement dated July 1, 2008, for the principal of $100,000 and accrued interest of $863.01, at conversion price 0.0311 per share.

On August 8, 2008, the Company issued to Jaworek Capital LLC 3,138,239 shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $100,000 and accrued interest of $172.60, at conversion price 0.0319 per share.

On August 20, 2008, the Company entered into a $50,000 9% Promisory Note Agreement with Eugene Khavinson (the “Lender”). Loan matures on October 20, 2008. In addition, Lender agrees to extend the loan dated May 12, 2008 in the amount of $75,000.00 at the rate of 9% per annum upon the same. Therefore, a total loan of $125,000 to be rapid in full by October 20, 2008. On May 12, 2008, the Company granted to the Lender the right to purchase 500,000 of the Company's common shares at $0.11 per share (the "Option") for a period of 12 months. In further consideration of the extension of such loan and the additional loan made by the Lender, the option price has been reduced to $0.05 per share and the Option shall expire on August 19, 2009.

On August 29, 2008, the Company entered into a $110,000 9% convertible promissory note (individually, the "Note") with Steven Fruman (the "Holder"). Pursuant to the terms of the Note, the Holder shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the amount of principal and accrued interest to be converted ("Conversion Amount") by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the "Notice of Conversion"). The Conversion Price shall be equal to the average closing bid price of the Common Stock (as reported by Bloomberg L.P.) on the OTC Bulletin Board for the ten (10) trading days prior to the date of the Conversion Notice (the "Conversion Date") multiplied by .80 provided that the Notice of Conversion is submitted by to our company before 6:00 p.m., New York, New York time on such Conversion Date. Further, the Company grants the Holder the right to purchase 1,000,000 of our common shares at $0.05 per share (the "Option") on or before September 1, 2009. The common stock underlying the Option shall have no registration rights, and no "piggy back" registration rights.

On February 28, 2008, the Company entered into a $100,000 9% convertible promissory note with FD Import Export Corp. On August 29, 2008, the Company issued to FD Import Export Corp for an aggregate of 3,519,308 common stocks underlying such convertible promissory notes at conversion price $0.02032.

On September 11, 2008 the Company entered into a $62,000 9% convertible promissory note with Jaworek Capital, LLC, or its registered assignees. Pursuant to the terms of the Note, the Holder shall have the right from time to time, and at any time on or prior to September 25, 2009 (the "Maturity Date") to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the amount of principal and accrued interest to be converted by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The Conversion Price shall be equal to the average closing bid price of the Common Stock (as reported by Bloomberg L.P.) on the OTC Bulletin Board for the ten (10) trading days prior to the date of the Conversion Notice multiplied by .80 provided that the Notice of Conversion is submitted by to our company before 6:00 p.m., New York, New York time on such Conversion Date. Further, the Company grants the Holder the right to purchase 85,000 of our common shares at $0.05 per share on or before September 1, 2009. The common stock underlying the Option shall have no registration rights, and no "piggy back" registration rights.
On September 3, 2008, we were served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis.  In this Motion, filed in Supreme Court of the State of New York on September 3, 2008, David Kokakis alleged that the Company has filed to make payments due on a series of notes issued by the Company, and filed to make payments of interest due on these notes.  David Kokakis asked the court to enter judgment in his favor in the total amount of $329,500 allegedly due under the notes, plus accrued interest.

The motion will be held on October 15, 2008.  We believe that we have meritorious defenses and counterclaims to the claims asserted by David Kokakis, and we will defend our company to full efforts.

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

Results of Operations

Results of operations for the Six Months Ended July 31, 2008 Compared with the Six Months Ended July 31, 2007

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the six months ended July 31, 2008 our revenue decreased by $631,571 to $367,865 as compared to $999,436 for the six months ended July 31, 2007. The decrease results primarily from programming format change.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the six months ended July 31, 2008 operating expenses decreased by $82,213 to $710,614 as compared to $792,827 for the six months ended July 31, 2007. The increase is principally attributable to increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $84,352 to $713,207 for the six months ended July 31, 2008 from $797,559 in 2007. The decrease is attributable to lower corporate expenses, as well as decrease in compensation of officers. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $192,981 to $51,090 for the six months ended July 31, 2008 from $244,071 in 2007 due to the acquisition of various fixed and intangible assets.

Interest Expense

Interest expense increased by $172,619 to $187,062 for the six months ended July 31, 2008 from $14,983 in 2007 due to the provisions for the beneficial conversion option of certain convertible debentures.

Net Loss

We have a net loss of $1,334,276 for six months ended July 31, 2008 as compared to a net loss of $1,150,004 for the six months ended July 31, 2007. The increase in net loss is primarily attributable to the decrease of our revenues and increase in interest expense.

Liquidity and Capital Resources

As of July 31, 2008, our Working Capital deficiency is $6,400,278.

Cash used in operating activities was $1,109,180 for the six months ended July 31, 2008 as compared to $767,859 during the six months ended July 31, 2007. The increase in the cash used by operating activities was primarily the result of company expansion.

            Cash used in investing activities was $10,646 for the six months period ended July 31, 2008 as compared to $11,985 cash provided by investing activities for the six months period ended July 31, 2007. The increase in cash used by investing activities is primarily due to fixed assets acquisitions.

Cash provided by financing activities was $1,127,135 for the six months period ended July 31, 2008 as compared to $829,352 for the six months ended July 30, 2007. The increase in cash provided by financing activities is primarily due to the additional borrowings.

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

We incurred net losses of $3,255,481 and $1,795,809 for the six months ended July 31, 2008 and 2007, respectively, and have an accumulated deficit of $6,400,278 at July 31, 2008. As of July 31, 2008, we had total current assets of $2,275,014 and total current liabilities of $4,877,911 creating a working capital deficiency of $6,400,278.

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

Item 4T.    Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As disclosed in our 8-K filing dated September 12, 2008, on September 3, 2008, we were served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis.  In this Motion, filed in Supreme Court of the State of New York on September 3, 2008, David Kokakis alleged that the Company has filed to make payments due on a series of notes issued by the Company, and filed to make payments of interest due on these notes.  David Kokakis asked the court to enter judgment in his favor in the total amount of $329,500 allegedly due under the notes, plus accrued interest.

The motion will be held on October 15, 2008.  We believe that we have meritorious defenses and counterclaims to the claims asserted by David Kokakis, and we will defend our company to full efforts.

Item 1A.                    Risk Factors.

Not Applicable.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

The description of unregistered sales of securities is incorporated in our Current Report Form 8-K.

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

MEGA MEDIA GROUP, INC.

Date: September 19, 2008	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS