Form 10-Q
period 2008-12-19
MEGA MEDIA GROUP INC
filed 2008-12-22
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
☐  Yes     ☒  No

As of October 31, 2008, we had 95,831,470 outstanding shares of Common Stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
ASSETS	2008	2008
Current Assets	(Unaudited)
Cash	$-	$396
Accounts receivable, net (Note3)	172,874	68,036
Accrued revenues	38,193	-
Prepaid Expenses	26,613	76,222
Note Receivable	10,000	-
Total Current Assets	247,680	144,654

Fixed assets, net (Note 4)	270,689	391,244
Master records, net (Note 5)	125,000	125,000
Other intangible assets, net (Note 5)	-	176,667
Advances	20,000	20,000
Note Receivable-Golden Gate Investors (Note 14)	1,400,000	-
Deposits	183,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$2,262,865	$1,057,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,762,895	$458,009
Bank overdraft	3,981	-
Sales tax payable	616	616
Payroll taxes payable (Note 13)	1,032,239	728,350
Accrued Offices' Compensation	498,795	473,786
Equipment loan - current portion (Note 9)	7,248	8,304
Equipment lease - current portion (Note 10)	19,440	19,440
Loans payable (Note 7)	1,065,488	795,000
Due to related party (Note 6)	386,283	398,783
Deferred revenues	182,302	301,661
Accrued expenses	145,570	24,508
Payable to shareholders (Note 6)	609,148	239,148
Stock Payable (Note 10)	-	-
Total Current Liabilities	5,714,005	3,447,605

Equipment Loan Payable (Note 9)	4,843	4,767
Equipment Lease Payable (Note 10)	16,200	30,780
Note Payable (Note 14)	1,499,000	-
TOTAL LIABILITIES	7,234,048	3,483,152

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 10/31/08 and 01/31/08 (Note 8)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 97,486,337 shares issued and outstanding as of 10/31/08 and 80,552,254 shares issued and outstanding as of 01/31/08 (Note 8)	97,486	80,552

Additional paid-in capital	8,996,337	7,233,835
Deferred compensation	(255,091)	(435,009)
Accumulated Deficit	(13,809,916)	(9,305,469)

Total Stockholders' Deficit	(4,971,183)	(2,426,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,262,865	$1,057,061

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Advertising revenues	$996,091	$3,104,846	$389,545	$1,229,034
Other revenues	68,709	280,101	22,551	87,893

Total Revenues	1,064,800	3,384,947	412,096	1,316,927

Operating expenses	2,218,479	2,517,366	677,467	977,508
Interest expense	261,689	54,464	86,163	14,325
Selling, general and administrative	2,135,433	2,405,616	802,744	710,233
Depreciation and amortization	150,368	338,949	44,855	50,500

Stock compensation expense	-	308,333	-	8,333

	4,765,969	5,624,728	1,611,229	1,760,899

Net loss from operations	(3,701,169)	(2,239,781)	(1,199,133)	(443,972)

Other Expenses:

Loss on sale of intangible assets	40,168	-		-
Loss on disposition of fixed assets	-	60,025	-	60,025
Gain on extinguishment of debt	-	(403,400)	-	(403,400)
Beneficial conversion expense	763,110	-	19,579	-

Net loss	$(4,504,447)	$(1,896,406)	$(1,218,712)	$(100,597)

Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.01)	$(0.00)

Weighted-Average shares used in computation of basic and diluted loss per share	86,249,364	38,816,721	95,473,782	74,139,866

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 31,	October 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,504,447)	$(1,896,406)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	150,368	338,949
Loss on sale of intangible assets	40,168	-
Loss on disposal of fixed assets	-	60,025
Beneficial conversion of loans from shareholders	763,110	-
Stock options issued to officers for services	6,720	-
Stock options issued to lenders in exchange for loans	6,250	-
Stock compensation for consulting services	188,918	1,000
Stock issued for air lease rent	92,000
Non-cash stock based compensation	-	308,333
Extinguishment of Debt	-	(403,400)
Changes in operating assets and liabilities:
(Increase) in note receivable	(10,000)	-
(Increase) in accounts receivable	(104,838)	(22,728)
(Increase) decrease in accrued revenues	(38,193)	-
(Increase) decrease in prepaid expenses	49,609	68,985

Increase in accounts payable	1,304,886	67,642
Increase in bank overdraft	3,981	-
Increase in sales tax payable	-	(276)
Increase in accrued officers' compensation	25,009	27,054
Increase in accrued expenses	152,583	17,092
Increase in deferred revenue	474	186,305
Increase in payroll liabilities	303,889	383,621
Increase in other current liabilities	-	(7,565)
Total adjustments	2,934,934	1,025,038
NET CASH USED BY OPERATING ACTIVITIES	(1,569,513)	(871,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records		(14,000)
Fixed assets	(13,146)	(16,015)
Deposits	-	42,000
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(13,146)	11,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	1,097,000	355,000
Equipment loan repayments	(981)	(8,005)
Proceeds from loans from shareholders	375,000	254,030
Repayments of loans from shareholders	(5,000)	(146,600)
Repayments of loans from related parties	(12,500)	(5,000)
Equipment lease repayments	(14,580)	(14,580)
Capital Contributions	88,228	-
Sale of common stock	-	400,000
Options exercised by officers	55,096	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,582,263	834,845

NET INCREASE IN CASH	(396)	(24,538)

CASH: Beginning of period	396	37,444
End of period	$-	$12,906

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$44,874	$49,977
Non Cash Financing and Investing Activities:
Stock issued for conversion of loans to shareholders	$-	$877,000
Stock issued for conversion of loans from third parties	724,512	-
Increase in note payable	$1,400,000	$-
(Increase) in note receivable	$(1,400,000)	$-
Preferred stock issued for services	$-	$1,100

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

UNAUDITED

								Total
	Preferred Stock		Common Stock		Additional	Deferred		Stockholders'
	($.001 par value)		($.001 par value)		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	(Deficit)

Balance January 31, 2007	14,492,000	$14,492	5,277,446	$5,277	$4,067,546	$(1,392)	$(6,146,720)	$(2,060,797)

Sale of common stock			50,000	50	49,950			50,000

Cancellation of restricted stock award
to officers and shareholders	(1,175,000)	(1,175)				1,175		-

Restricted stock award	1,100,000	1,100				(100)		1,000
to officers and shareholders

Effect of reversed merger	(14,417,000)	(14,417)	67,651,248	67,651	857,726		(103,288)	807,672

Sale of common stock			1,000,000	1,000	599,000			600,000

Sale of common stock			166,667	167	58,167			58,334

Capital contribution	-	-	-	-	79,737		-	79,737

Beneficial conversion of loans from shareholders					51,810			51,810

Stock issued in exchange for air lease rent			3,000,000	3,000	897,000			900,000

Stock issued in exchange for legal services			406,893	407	95,898			96,305

Restricted stock award to contractor
for future consulting services			3,000,000	3,000	477,000	(480,000)		-

Restricted stock award to contractor
for earned services during the three months ended
January 31, 2008						45,308		45,308

Loss for the year ended
January 31, 2008							(3,055,461)	(3,055,461)

Balance January 31, 2008	-	-	80,552,254	80,552	7,233,834	(435,009)	(9,305,469)	(2,426,092)

Stock options issued to officers for services					6,720			6,720

Stock options issued to lenders in exchange for loans					6,250			6,250

Stock issued in exchange for air lease rent			1,000,000	1,000	91,000			92,000

Stock issued in exchange for consulting services			100,000	100	8,900			9,000

Beneficial conversion of loans payable					763,110			763,110

Stock issued for conversion of
loans payable			15,656,353	15,656	743,377			759,033

Restricted stock award to contractor
for earned services during the nine months ended
October 31, 2008						179,918		179,918

Capital contribution	-	-	-	-	88,228		-	88,228

Stock options exercised by officers			177,730	178	54,918			55,096

Loss for nine months ended
October 31, 2008							(4,504,447)	(4,504,447)

Balance October 31, 2008	-	$-	97,486,337	$97,486	$8,996,337	$(255,091)	$(13,809,916)	$(4,971,183)

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the nine months
Ended October 31, 2008 and 2007 Are Unaudited)

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

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $9,305,469 at January 31, 2008 that includes losses of $3,055,461 for the year ended January 31, 2008 and a working deficit of $3,302,951 at January 31, 2008. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $13,809,916 and $8,134,331 at October 31, 2008 and 2007 respectively that includes losses of $4,504,447 and $1,896,406 for nine months ended October 31, 2008 and 2007 respectively and a working deficit of $5,466,325 and $3,263,209 at October 31, 2008 and 2007 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE-2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared by Mega Media Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K and Form 8-K filed on May 15, 2008.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at October 31, 2008 and January 31, 2008.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the assets will not be realized.

Certain Reclassifications

The Company has reclassified a portion of prior quarters selling, general and administrative expense to be included as a separate component of operating expenses.

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the year ended January 31, 2008, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $290,896. For the nine months ended October 31, 2008 and 2007, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $103,761 and $178,178 respectively.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	October 31, 2008	January 31, 2008
Accounts receivable-trade	$185,874	$81,036
Allowance for doubtful accounts	(13,000)	(13,000)
	$172,874	$68,036

NOTE 4 – FIXED ASSETS

	October 31, 2008	January 31, 2008

Fixed Assets consist of the following:

Equipment	$518,210	$505,065
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	43,989	43,989
	872,518	859,373
Less accumulated depreciation	601,829	468,129
	$270,689	$391,244

Depreciation expense was $133,701 and $129,939 for the nine months ended October 31, 2008 and 2007.

In August 2007 Company disposed one of its trucks. In addition, in August 2007 Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

NOTE 5 – INTANGIBLE ASSETS

	October 31, 2008	January 31, 2008

Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Notes 2 & 16)	0	200,000
Less accumulated amortization	(195,676)	(219,009)
	$125,000	$301,667

Amortization expense was $16,667 and $209,010 for the nine months ended October 31, 2008 and 2007.

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

During nine months ended 10/31/08, the Company borrowed from its shareholders three loans of $50,000, $50,000, $75,000, $50,000 and $150,000 a total of $375,000. Loans from shareholders mature in various amounts from November 23, 2008 to January 20, 2009 and have a stated interest rate of 9%.

At October 31, 2008 total loans payable to shareholders of $409,148 and due to related party of $386,283 mature in various amounts from November 23, 2008 to January 24, 2009 and have a stated interest rate of 9%.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $0 and $176,130 at October 31, 2008 and January 31, 2008 respectively.

On July 14th , 2008 the Company entered into an asset purchase agreement with Dr. Lev Paukman, a director of the Company (see Note 15).

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

On August 29, 2008 the Company issued to FD Import & Export Corp. 3,519,308 shares to satisfy in part the Loan Agreement dated February 28, 2008, for principle of $71,512.33, at a conversion price 0.02032 per share.

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

On March 25, 2008 the Company borrowed $75,000 from Tangiers Investors LP. Loan has interest payable on the unpaid balance at the rate of 9.9%. Loan matures on March 24, 2010. Loan has a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 30% to market value, with a conversion price limit not to exceed $.50 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $24,668 at the date of issuance of the loan.

On October 2, 2008, the Company issued to Tangiers Investors LP 443,656 shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $5,000, at conversion price 0.01127 per share.

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

On August 29, 2008 the Company borrowed $110,000 from Steven Fruman. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 25, 2009. Loan had a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.20 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $0 at the date of issuance of the loan.

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 1,000,000 shares of the Company's common stock at a price of $0.05 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On September 11, 2008 the Company borrowed $62,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of September 25, 2009. Loan had a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.20 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $19,579 at the date of issuance of the loan.

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 85,000 shares of the Company's common stock at a price of $0.05 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On October 24, 2008 the Company borrowed $50,000 from Inga Fruman. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of November 24, 2008.

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

During nine months ended October 31, 2008:

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

In May 2008 the Company issued 100,000 shares to its contractor in exchange for consulting services worth $20,000. Market value of the stock at the time of agreement was $0.09 per share.

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

During the nine months ended October 31, 2008, Dr. Paukman, a director of the Company made capital contributions in the amount of $88,228 to VSE Magazine, Inc as additional paid-in capital.  No common stock was issued.

On July 15, 2008, as discussed in the Note 7, the Company issued to FCIC 2,729,014 shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301.37, at conversion price 0.10 per share.

On August 6, 2008, as discussed in the Note 7, the Company issued to Jaworek Capital LLC 3,241,099 shares in exchange for satisfaction of the Loan Agreement dated July 1, 2008, for the principal of $100,000 and accrued interest of $863.01, at conversion price 0.0311 per share.

On August 8, 2008, as discussed in the Note 7, the Company issued to Jaworek Capital LLC 3,138,239 shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $100,000 and accrued interest of $172.60, at conversion price 0.0319 per share.

On August 29, 2008, as discussed in the Note 7, the Company issued to FD Import & Export Corp. 3,519,308 shares to in partial satisfaction of the Loan Agreement dated February 28, 2008, for principle of $71,512.33, at a conversion price 0.02032 per share.

On October 2, 2008, as discussed in the Note 7, the Company issued to Tangiers Investors LP 443,656 shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $5,000, at conversion price 0.01127 per share.

On October 13, 2008, as discussed in the Note 14, the Company issued to Golden Gate Investors, Inc 131,579 shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $1,000, at conversion price 0.0076 per share.

NOTE 9 – EQUIPMENT LOANS PAYABLE

	October 31, 2008	January 31, 2008

Equipment loans consist of the following:

Raritan Bay FCU ("RBFCU")	$0	$0
Chrysler Credit ("CC")	12,091	13,071
	12,091	13,071
Less current portion	7,248	8,304
	$4,843	$4,767

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

During the nine months ended October 31, 2008 and 2007 company paid $1,909,577 and $1,700,414 for airtime respectively.

Remaining commitments under the Agreement are as follows:

Year Ending January 31,

2009	$750,000
2010	3,100,000
2011	3,410,000
2012	3,751,000
2013	3,670,075
$14,681,075

Premises and Equipment

The Company has entered into lease agreements for office space and equipment, which expire at various times through April 2009. During the year ended January 31, 2008 the Company paid $155,249 in rent expense. During nine months ended October 31, 2008 and 2007 the Company paid $109,123 and $228,372 in rent expense respectfully. Remaining commitments under the operating leases mature as follows:

Year Ending January 31,

2009	$16,642
2010	15,105
$31,747

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

Capital Lease

On October 4, 2006 the Company has entered into a lease agreement of the equipment, which expire on April 30, 2011. During the year ended January 31, 2008 the company paid $19,440 in lieu of the lease. During the nine months ended October 31, 2008 the company paid $14,580 in lieu of the lease. The commitments under the lease agreement mature as follows:

Year Ending January 31,

2009	$4,860
2010	19,440
2011	11,340
$35,640

Legal Contingencies

On September 3, 2008, we were served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis.  In this Motion, filed in Supreme Court of the State of New York on September 3, 2008, David Kokakis alleged that the Company has filed to make payments due on a series of notes issued by the Company, and filed to make payments of interest due on these notes.  David Kokakis asked the court to enter judgment in his favor in the total amount of $329,500 allegedly due under the notes, plus accrued interest. See Note 17 for updated information.

On October 7, 2008, the Company and our CEO Aleksandr Shvarts (collectively, the "Defendants") were served with a summons and complaint filed by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (collectively, the "Plaintiffs"). The complaint alleged that the Company has failed to make payments due on a series of notes from 2004 to 2006 issued by the Company, and failed to make payments of interest due on these notes, and other unlawful conducts by the Company. The case was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs seek all sums due from the notes and other agreements, prejudgment interest, compensatory damages, punitive damages, and attorneys' fees to be in excess of $650,000.
The Company and Mr. Shvarts deny the allegations made in the complaint and intend to vigorously contest the allegations. We believe that we did not enter into any of the above referenced notes with the Plaintiffs and none of the notes or related legal documents were signed or executed on behalf of the Company or our CEO. We are in the process of retaining counsel to represent us in this matter and to file a counterclaim for damages based on breach of contract by the Plaintiffs.

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

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At October 31, 2008, Ronn Torrosian earned consulting fees in the amount of $225,225.72. The remaining value of the Ronn Torrosian’s future services in the amount of $254,774.28 are included in deferred compensation in the equity section of the balance sheets at October 31, 2008.

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

NOTE 13 - PAYROLL TAXES

The company has outstanding payroll taxes payable as of October 31, 2008 and January 31, 2008. As of October 31, 2008 the company has recorded an estimate for interest and penalties that are due to the company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

	October 31, 2008	January 31, 2008

Payroll taxes payable	$933,530	$728,350
Penalties and interest	98,709	0
Accrued payroll and payroll taxes	$1,032,239	$728,350

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

The Company’s Common stock as of August 15, 2008 had traded on the Trading Market (as defined in the Debenture) for ten consecutive days at a price per share that was less than 0.039. Therefore, the interest rate was increased to 9.75 % as of August 15, 2008. In addition, under the terms of the Note, the interest rate applicable to the Note was decreased to 4.75 % effective as of August 15, 2008.

On October 13, 2008, the Company issued to Golden Gate Investors, Inc 131,579 shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $1,000, at conversion price 0.0076 per share.

NOTE 15 – SALE OF INTANGIBLE ASSETS

On July 14th , 2008 the Company entered into an asset purchase agreement with Dr. Lev Paukman, a director of the Company (the "Buyer").

Pursuant to the terms of the agreement, the Company sold certain business assets of its wholly-owned subsidiary, VSE Magazine, to the Buyer. The Buyer will assume an advertising credit of $109,832 owed to KSP. The Buyer will also assume advertising credits in the magazine from clients that the Company or Echo Broadcasting Group, a wholly-owned subsidiary of the Company, might direct up to the amount of $50,000. In the event there are no advertising client credits then the buyer will pay the seller $10,000 cash within 90 days of this agreement.

VSE Magazine, Inc. is a Russian language publication currently operating under the trade name "METPO" that is distributed in the greater New York metro area.

As a result of the above-mentioned assets and share purchase agreement, the Company incurred losses from the proceeds of the sale of the assets in the amount of $40,168.

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

Year Ended January 31, 2008

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$4,227,883	$70,000	$38,345	$155,806	$43,421	$4,535,455
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	308,333	0	0	308,333
Gain on extinguishment of debt	0	0	(403,400)	0	0	(403,400)
Interest expenses	64,019	0	66,617	0	0	130,636

Operating income (loss)	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$(1,100)	$(3,055,461)

Nine Months Ended October 31, 2008
	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$914,270	$3,213	$45,979	$101,338	$0	$1,064,800
Direct operating expenses	2,086,950	0	0	131,530	0	2,218,479
Selling, general and administrative expenses	1,311,002	417	791,698	31,478	837	2,135,433
Depreciation and amortization	48,238	7,170	78,020	16,667	273	150,368
Loss on sale of intangible assets	0	0	0	40,168	0	40,168
Interest expenses	75,595	0	949,204	0	0	1,024,799

Operating income (loss)	$(2,607,515)	$(4,374)	$(1,772,943)	$(118,505)	$(1,110)	$(4,504,447)

Three Months Ended October 31, 2008

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$394,040	$0	$18,056	$0	$0	$412,096
Direct operating expenses	677,467	0	0	0	0	677,467
Selling, general and administrative expenses	579,071	0	223,672	0	0	802,744
Depreciation and amortization	16,079	2,930	25,862	0	91	44,855
Interest expenses	22,439	0	83,304	0	0	105,742

Operating income (loss)	$(901,016)	$(2,390)	$(470,845)	$0	$(91)	$(1,218,712)

NOTE 17 – SUBSEQUENT EVENTS

As previously discussed in Note 10, on September 3, 2008, we were served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis ("Plaintiff"). In this Motion, filed in Supreme Court of the State of New York on September 3, 2008, Plaintiff alleged that the Company has failed to make payments due on a series of notes issued by the Company, and filed to make payments of interest due on these notes. Plaintiff asked the court to enter judgment in his favor in the total amount of $329,500 allegedly due under the notes, plus accrued interest.

On November 11, 2008, the Company settled this litigation and entered into a settlement agreement (the "Stipulation of Settlement") with Plaintiff. The Company signed two (2) confessions of judgment (the "Confession of Judgment") which is in favor of Plaintiff. Pursuant to the first Confession of Judgment, in the event of default of the Stipulation of Settlement, the Company agrees to pay Plaintiff a total of $388,810, consisting of a principal amount of $329,500 plus accrued interests of $59,310. Pursuant to the second Confession of Judgment, in the event of default of the Stipulation of Settlement , the Company agreed to pay Plaintiff deferred compensation in the sum of $125,962. The second claim would be the basis of a second action brought by Plaintiff against the Company, which Plaintiff was about to commence.

Both Confessions of Judgment will be held in escrow by Plaintiff's counsel pending the Company's compliance with its agreement pursuant to the schedule detailed in the Stipulation of Settlement. The payments have a maximum of a five

(5) day grace period, that is, they must be in Plaintiff's attorney's possession by no later than the 6th day of the month.

If the Company makes all of the payments, which is $316,955 in total, pursuant to the payment schedule, the two (2) Confessions of Judgment will not be filed and will be waived and returned to the Company's attorney. Failing to make the payments, or failing to pay on time, as aforedescribed, will be deemed a default and permit Plaintiff's counsel to file both Confessions of Judgment and Affidavits of Confession of Judgments with the Clerk of the Court without further notice.

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

Results of Operations

Results of operations for the Three Months Ended October 31, 2008 Compared with the Three Months Ended October 31, 2007

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the three months ended October 31, 2008 our revenue decreased by $904,831 to $412,096 as compared to $1,316,927 for the three months ended October 31, 2007. The decrease results primarily from programming format change.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended October 31, 2008 operating expenses decreased by $300,041 to $677,467 as compared to $977,508 for the three months ended October 31, 2007. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $92,511 to $802,744 for the three months ended October 31, 2008 from $710,233 in 2007. The increase is attributable to higher corporate expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $5,645 to $44,855 for the three months ended October 31, 2008 from $50,500 in 2007 due to the decrease in fixed assets.

Loss on Disposition of Fixed Assets

Loss on disposition of fixed assets decreased by $60,025 to $0 for the three months ended October 31, 2008 from $60,025 in 2007 as result of the abandonment of leasehold improvements due to the termination of the lease agreement in 2007.

Stock Compensation Expense

Non-cash stock compensation expense decreased by $8,333 to $0 for the three months ended October 31, 2008 from $8,333 in 2007 as result of the decrease in sale of common stock below the market price.

Interest Expense

Interest expense increased by $71,838 to $86,163 for the three months ended October 31, 2008 from $14,325 in 2007 due to the additional borrowings.

Beneficial Conversion Expense

Beneficial conversion expense increased by $19,579 to $19,579 for the three months ended October 31, 2008 from $0 in 2007 due to the increase of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $1,218,712 for three months ended October 31, 2008 as compared to a net loss of $100,597 for the three months ended October 31, 2007. The increase in net loss is primarily attributable to the decrease in our revenues and increase in interest expense.

For the Nine Months Ended October 31, 2008 Compared with the Nine Months Ended October 31, 2007

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the nine months ended October 31, 2008 our revenue decreased by $2,320,147 to $1,064,800 as compared to $3,384,947 for the nine months ended October 31, 2007. The decrease results primarily from programming format change.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the nine months ended October 31, 2008 operating expenses decreased by $298,887 to $2,218,479 as compared to $2,517,366 for the nine months ended October 31, 2007. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $270,183 to $2,135,433 for the nine months ended October 31, 2008 from $2,405,616 in 2007. The decrease is attributable to lower corporate expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $188,581 to $150,368 for the nine months ended October 31, 2008 from $338,949 in 2007 due to decrease in the intangible assets.

Loss on Sale of Intangible Assets

Loss on sale of intangible assets increased by $40,168 to $40,168 for the nine months ended October 31, 2008 from $0 in 2007 as result of the sale of business assets of VSE Magazine, a whole-owed subsidiary.

Loss on Disposition of Fixed Assets

Loss on disposition of fixed assets decreased by $60,025 to $0 for the nine months ended October 31, 2008 from $60,025 in 2007 as result of the abandonment of leasehold improvements due to the termination of the lease agreement in 2007.

Stock Compensation Expense

Non-cash stock compensation expense decreased by $308,333 to $0 for the nine months ended October 31, 2008 from $308,333 in 2007 as result of the decrease in sale of common stock below the market price.

Interest Expense

Interest expense increased by $207,225 to $261,689 for the nine months ended October 31, 2008 from $54,464 in 2007 due to the additional borrowings.

Beneficial Conversion Expense

Beneficial conversion expense increased by $763,110 to $763,110 for the nine months ended October 31, 2008 from $0 in 2007 due to the increase of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $4,504,447 for nine months ended October 31, 2008 as compared to a net loss of $1,896,406 for the nine months ended October 31, 2007. The increase in net loss is primarily attributable to the decrease in our revenues and increase in interest expense.

Liquidity and Capital Resources

As of October 31, 2008, our Working Capital deficiency is $5,466,325.

Cash used in operating activities was $1,569,513 for the nine months ended October 31, 2008 as compared to $871,368 during the nine months ended October 31, 2007. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

                    Cash used in investing activities was $13,146 for the nine months period ended October 31, 2008 as compared to $11,985 cash provided by investing activities for the nine months period ended October 31, 2007. The increase in cash used by investing activities is primarily due to the abandonment of rent security deposit.

Cash provided by financing activities was $1,582,263 for the nine months period ended October 31, 2008 as compared to $834,845 for the nine months ended October 31, 2007. The increase in cash provided by financing activities is primarily due to the additional borrowings.

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

We incurred net losses of $4,504,447 and $1,896,406 for the nine months ended October 31, 2008 and 2007, respectively, and have an accumulated deficit of $13,809,916 at October 31, 2008. As of October 31, 2008, we had total current assets of $247,680 and total current liabilities of $5,714,005 creating a working capital deficiency of $5,466,325. The Company currently has bank overdraft of approximately $3,981 as of October 31, 2008.

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

    Not applicable to smaller reporting companies.

Item 4T.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Recent communications from the Securities and Exchange Commission brought to current management’s attention that several required filings were delinquent and current management recognized that Company’s prior management and executive team did not have adequate controls in place to ensure that filings were made in an accurate and timely manner.

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

As disclosed on our Form 8-K filed on October 14, 2008, on October 7, 2008, we, the Company, and our CEO Aleksandr Shvarts (collectively, the “Defendants”) were served with a summons and complaint filed by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (collectively, the “Plaintiffs”).  The complaint alleged that the Company has failed to make payments due on a series of notes from 2004 to 2006 issued by the Company, and failed to make payments of interest due on these notes, and other unlawful conducts by the Company. The case was filed in the Supreme Court of the State of New York, County of New York. The Plaintiffs seek all sums due from the notes and other agreements, prejudgment interest, compensatory damages, punitive damages, and attorneys' fees to be in excess of $650,000. The Company and Mr. Shvarts deny the allegations made in the complaint and intend to vigorously contest the allegations. We believe that we did not enter into any of the above referenced notes with the Plaintiffs and none of the notes or related legal documents were signed or executed on behalf of the Company or our CEO. We are in the process of retaining counsel to represent us in this matter and to file a counterclaim for damages based on breach of contract by the Plaintiffs.

As disclosed in our Form 8-K filed on November 21, 2008, on September 3, 2008, we were served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis (“Plaintiff”).  On November 11, 2008, the Company settled this litigation and entered into a settlement agreement (the “Stipulation of Settlement”) with Plaintiff. The Company signed two (2) confessions of judgment (the “Confession of Judgment”) which is in favor of Plaintiff.  Pursuant to the first Confession of Judgment, in the event of default of the Stipulation of Settlement, the Company agrees to pay Plaintiff a total of $388,810, consisting of a principal amount of $329,500 plus accrued interests of $59,310. Pursuant to the second Confession of Judgment, in the event of default of the Stipulation of Settlement, the Company agreed to pay Plaintiff deferred compensation in the sum of $125,962. The second claim would be the basis of a second action brought by Plaintiff against the Company, which Plaintiff was about to commence.

On October 9, 2008, the Company and Echo (collectively, the “Defendants”) were served with a summons and complaint filed by Eric Schwartz, the former Director and Vice President of the Company until January 27, 2008 (“Plaintiff”).  The complaint alleged that during Plaintiff’s employment by the Company and Echo, Plaintiff is owed the sum of not less than $119,621 plus accrued interest with respect to the unpaid base salary for 2006, 2007 and January 2008. The case was filed in the Supreme Court of the State of New York, County of Kings. The plaintiffs seek all sums for the unpaid base salary plus interest, compensation, liquidated damages equal to 25% of the total amount of wages due, attorneys’ fees, and a sum not exceeding $50 for expenses which may be taxed as costs, all in the sum of not less than $149,526.25. The Company and Echo deny the allegations made in the complaint and intend to vigorously contest the allegations. We are in the process of retaining counsel to represent us in this matter.

Item 1A.                            Risk Factors.

Not applicable to smaller reporting companies.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

The description of unregistered sales of securities is incorporated in our Current Report Form 8-K.

As disclosed in our Form 8-K filed on December 5, 2008, on December 1, 2008, we entered into a $250,000 10% convertible secured promissory note (the “Note”) with Robert Catell or its permitted assigns.   This Note is being issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

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

MEGA MEDIA GROUP, INC.

Date: December 22, 2008	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS