Form 10-K
period 2009-01-31
MEGA MEDIA GROUP INC
filed 2009-05-19
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-28881

MEGA MEDIA GROUP, INC.
 (Name of small business issuer in its charter)

NEVADA	88-0403762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1122 Coney Island Avenue Brooklyn, NY	11235
(Address of principal executive offices)	(Zip Code)

(718) 947-1100
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 15, 2009, was: $1,865,413

Number of shares of the registrant’s common stock outstanding as of May 15, 2009 was: 304,753,677

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Mega Media Group, Inc. (“we”, “MMG” or the “Company”) was incorporated in New York State on February 3, 2004. In June 2007, we went public through a reverse merger and current trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol MMDA. We are a multi-media company whose core businesses are mainstream radio broadcasting, entertainment branding, music recording and social media.  Our principal executive office and studios are located at 1122 Coney Island Avenue, Suite 210, Brooklyn, New York 11230. Our office number is (718) 947-1100. Our web address is www.megamediagroup.com.

On February 11th 2008, we launched a new Rhythmic Top 40 radio station, WNYZ Pulse 87.7FM (“Pulse 87”). Effective April 1, 2009 Pulse 87 is rated under Arbitron’s Portable People Meter (PPM) electronic ratings system, which became NY’s official radio advertising currency on October 8th, 2008.  The other NY Top 40 CHR radio stations are Z100 WHTZ, which in 2008, generated $49 mil in revenue and WKTU over $25 million.

Pulse 87 has already secured advertising orders from various national and local brands included but not limited to:  1800-Flowers, Proactive Solutions, Long Island University, AXA Group, Cash for Gold, Major Word Automotive, New York City Police Department, Pepsi, LIVENATION, Jive Records Ultra Records, JRA Music Group, NY Minute Group, Dr. Dello Russo Laser Eye Vision, NYC Department of Corrections Recruitment and T-Mobile, Plaza Automall, and Fox Networks

Leveraging the strength of the Pulse 87 brand in NY, we have also signed Washington DC market and will start broadcasting by June 1, 2009. Our strategy is to partner with existing frequencies and provide content with revenue sharing with frequency owners as well as lease frequency on long term basis. We are aggressively pursuing immediate expansion into other markets.  We believe our programming format will make a significant impact in these markets.  In addition, MMG will actively pursue partnership agreements for syndication of their programming into various ancillary markets.  Immediate expansion of the Pulse brand into other major markets will allow us to tailor custom advertising packages for our clients, and provide a far grater reach and audience demographic, generating a far greater impact over our competitors.

Given our vast exposure and foothold in mainstream media, in 2Q 2009, we will launch a new division to further promote and expand the Pulse FM brand.  MUSICiKON will be a unique internet social networking environment where aspiring music artist and fans can unite, collaborate and make a real impact in launching a mainstream artist, by participating in various music contests.  The winner of these contests will be given significant market exposure by having their music played on mainstream radio through our radio division.  In addition to promoting the Pulse 87 brand, MUSICiKON will generate revenue from website advertising using in-house developed systems and 3rd party campaigns.

We are also the parent company of a Music Recording Division, a Celebrity & Corporate Branding Division and offers full service Audio and Video production studios.  We also believe MUSICiKON will generate revenue for these divisions through artist management, master recording rights and distribution deals.

Company Mission

Our mission is to become a premier player in independent entertainment and media in the United States.  We will achieve this goal by offering unique, cutting edge radio programming with an eye toward immediate expansion beyond the New York market, and by servicing our current and future, branding clients, artists, and advertisers with personalized attention from our experienced staff of professionals.

Business Focus

Mainstream Radio Programming

•	PULSE 87.7 FM – WNYZ-LP

We recently renegotiated a ten year lease for to WNYZLP- 87.7FM serving New York, New Jersey and Connecticut. New York being the largest radio market in the country, generating in excess of $600,000,000 gross annually.

Our planned launch of Pulse 87.7FM took place in February of 2008 featuring A Rhythmic top 40 music format. The Pulse format is rhythmic top 40 with a dance element. This format plays today’s hits from artists like Britney Spears, Justin Timberlake and Madonna but with original re-mixes by Pulse giving a unique sound not heard elsewhere.  The station logo is “New York’s Best Dance Station” however programming also includes – talk radio, music programming and the news, including national and international headlines, lifestyle and entertainment. Another staple of the programming is live broadcasting from in and around New York City. The talk show guest list ranges from celebrities and entertainers to politicians and governmental officials. All broadcasting is live, with listener participation and call-in segments. Our portable studio and road crew will be on the road daily on the streets of New York City, interacting with the audience and producing entertaining live segments from the city’s hotspots.

Based on the first set of ratings released by Arbitron, the station has taken the 29th overall position in the market. Ratings are also broken down by day parts and Pulse87 has matched or beaten ratings in certain Day parts for Flagship stations like WFAN, WBLI, WRXP, WBAB, WALK, WEPN, these station showed annual billing for 2007 in the range of $7 to $35 million dollars.

In April 2009, we signed a multi-year air lease agreement for the WDCN-LP 87.7 frequency with Signal Above, LLC. Under the terms of the agreement, revenue will be shared between the parties with certain minimum lease fees paid by MMG.  Pulse87 will start broadcasting on WDCN during the 2nd quarter of 2009 to the Washington, D.C. market.

Pulse 87.7 FM reached a total weekly audience of 705,000 in the first week of April; this number increased from 671,200 in the month of March.

•	OUR APPROACH TO RADIO ADVERTISING

We broadcast a new type of radio program with more music and entertainment.  The result is a better listening environment and better advertising environment.  Advertisers receive more exposure, better recall and the comfort of knowing their spot will be heard and remembered.  Our team of copywriters and producers will come up with effective 15 seconds spots for our advertisers.  Small and medium-sized firms have sent their return on investment skyrocket by implementing 15 second spots.  This allows for added media money to be invested in additional spots or weeks.

•	RATINGS

On April 1, 2009 we announced that we signed a multi-year contract with Arbitron Inc., for station-specific custom Portable People Meter listening estimates for “Pulse 87 FM”. Arbitron provides ratings for Radio Stations across the country. These ratings are the basis for advertising dollars spent by brands and advertising agencies. For the first week in April 2009 our weekly audience estimates were measured at 705,000. The Full ratings for April will be released on May 20, 2009 and we anticipate substantial increase in advertising revenue from major local and national brands.

•	EVENTS AND CONCERTS

Have been a large income stream for radio stations and create exposure for the awareness of the brand. Income is typically generated from corporate sponsors and ticket sales.

•	PULSE87.COM

Pulse87.com is the website portal designed to reflect the radio station. The website is registration driven and offers listeners news, live streaming, programming and personality information, ability to purchase music they hear on air and banners for advertising space. The website has over 180,000 visitors per month, 19 million hits and over 336,316,000 Live Steaming Sessions for the month of March, we have seen a 215% increase in traffic in the first quarter of 2009. Our site has successfully surpassed traffic  of WKTU or biggest competitor in the New York Market. Pulse87.com recently broke the top 100,000 websites in the world as measured by independent engine alexa.com.  Streaming is also available through our I-Phone application, as of May 8, 2009 we had 25,021 downloads of the I-Phone Application.

MUSICiKON

MUSICiKON.COM is currently under development and is planned for launch in the second quarter of 2009.  MUSICiKON will be a Social Networking website with a competitive twist for striving undiscovered artists.

•	BACKGROUND AND PHILOSPOHY FOR MUSICIKON

Social Networks are offering an interactive, user-submitted network of friends, personal profiles, blogs, groups, photos, music and videos for teenagers and adults internationally.  Myspace.com and Facebook.com are in the top 10 most visited sites in the world.
American Idol has become the most watched show on television. The concept is based on audience participation with over 30 million viewers for the final shows. It is a proven concept for audience based participation and music artists branding. The show producers own the rights to all artists and different revenue stream for years after the contestants finish the shows.

Our research has showed that social networks combined with aspiring artists and media can yield high ratings and traffic. MySpace which is the largest place for aspiring artists to brand themselves is limited because there is no real media exposure and aspiring artists have to compete for space with well known acts. Aspiring artists who have tens of thousands of friends still have very little chance of getting radio play for their music which can result in the break they so much need. Over the four months that Pulse87 has been broadcasting we have received thousands of request and submissions from new artists requesting to play their music however it is impossible to review these entries and without research, playing new artists music can be very risky for listenership. But on few occasions that we have done this we found that these aspiring artists create immense publicity and awareness of the station, i.e. Exit 59 and Velvet Code.  From one artist the station can gain hundreds of listeners. Now this number multiplied by many artists can result in hundreds of thousands of new listeners and a unique listener loyalty.

•	MUSICIKON DESCRIPTION

The site will be built in to Pulse87.com and will be a destination for new artists to create profiles upload music, photos and videos. There will also be a fan section which will be limited to profiles. Voting will take place for all submitted materials by artists. The winner will be brought on air for interviews and the winning song  will be put into a one week rotation on the station.

The Revenue from MUSICiKON will be generated from online advertising, Music downloading and the ownership of artists thru recordings, touring and branding.

We anticipate the positive effect of MUSICiKON to have several aspects as follows:

1.  Ratings and website traffic - once artists register and upload their profiles they will be the best advertising for the site and station. We anticipate that each artists will use many resources to get votes, they will contact friends, relatives and use their current other social network pages to drive traffic to MUSICiKON.com and pulse87.com..
2.  After a month of webcast’s from the Pulse87 studios we will broadcast on-location live from different venues thus creating event revenue and brand sponsorship.

3.  The agreements signed by these artists for management will allow us to possibly tap into revenue streams from producing the acts, concerts or placing them with major labels for a fee. Based on today’s recording industry troubles major record labels would jump to sign acts that have an established awareness, following and radio play.

4.  The new website traffic will also increase online advertising revenue.

•	REVENUE STREAMS

We will generate income from Digital Downloads, Banner and impression advertising, and thru artist’s management thru Skeleton key Entertainment.

Celebrity and Corporate Branding

Our branding division has worked with celebrities and emerging artists, identifying opportunities to expand the individual’s “brand” into ancillary markets. Our management team anticipates to relaunch these activities of this division in 2009.  .

Ancillary Businesses

In addition to its core businesses of mainstream radio programming and branding, we also have a recorded music division that provides all services of a fully-functioning record label, including funding, artist development, recording services (with access to our recording studios), promotions, marketing, artwork creation and retail distribution.  DVD projects are also produced in-house in Mega Media's video facilities.  Our recording and editing studios in Brooklyn provide a comfortable and functional setting for artists to create and record their art. Our goal is to acquire both established and new recording artists, balancing risk by tapping into the existing fan base of established artists while investing in unknown artists who management believes have the potential to be the superstars of tomorrow.

We have a multi-room, state-of-the-art, facility located in the heart of Brooklyn, just Minutes outside of Manhattan. The Studio features a 96 channel Euphonix console, extensive outboard gear custom Dynaudio Munro monitors, and a large isolation booth for the ultimate accommodations in live recording. Our studio personnel are experienced, professional and helpful. The studios are fully-equipped to handle projects from commencement to conclusion, and provide the perfect environment for artists signed to the recorded music division to create their product. Having everything handled in-house enables MMG to control recording costs, watch budgets and closely monitor the development of its artists. In addition, the studios will be made available for third-party projects in an effort to maximize the income-earning potential of the studios. We will actively market its facilities to independent and major record labels.

We also have a full-service film studio with a virtual 3D chromatic room and a 4A virtual studio.  This studio is utilized to produce music videos for recording artists and multimedia projects.  In addition to being used for music-based projects, we produce TV commercials, infomercials, and other video-related products.  We have a talented and dedicated staff of full-time animators, visual effect designers and editors.  The virtual 3D studio allows MMG to produce video products at a fraction of the cost of traditional films. Most of the video products filmed today require the use of large, physical sets. This is costly and time-consuming, since actual physical labor is required along with permits, adequate space on-site, and extensive personnel. We can create life-like virtual sets by using this new technology without the hassles of traditional filming. This allows for faster production time, which ultimately translates into dollars saved.

•	ANCILLARY BUSINESSES

Our Ancillary Businesses are used to support our overall business model by integrating various music and entertainment services into one complete MMG product and service offering.

Social Media

We promote our brands through various social media platforms as follows:

http://twitter.com/pulse87fm
http://www.myspace.com/pulse87fm
http://www.facebook.com/group.php?gid=12387940411
http://www.youtube.com/user/megamediagroup

Competition

Our competition is Clearchannel, CBS, Emmis Communications.

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

Government Regulation

There are no direct governmental approvals required for our products and services other then broadcasting policies under the FCC

Employees

We currently have over 22 fulltime and 21 art time employees and independent contractors.

ITEM 1A. RISK FACTORS.

Not applicable because we are a smaller reporting company.

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

As disclosed in our Form 8-K filed on May 15, 2009, on May 13, 2009, we entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with Golden State Equity Investors, Inc., f/k/a Golden Gate Investors, Inc., a California corporation (“GSEI”) to settle that certain lawsuit filed by GSEI against the Company on March 16, 2009 in the Superior Court of the State of California, County of San Diego.  Under the Settlement Agreement, we agreed to pay GSEI an aggregate of $250,000 in installments from June 1, 2009 to November 1, 2010 (the “Settlement Amount”), and in return GSEI has agreed to dismiss the lawsuit.

However, in the event that (i) the Company has satisfied all of the payments through February 1, 2010, for an aggregate payment amount of $125,000, on or prior to February 1, 2010, and (ii) an Event of Default has not occurred under the Settlement Agreement on or prior to February 1, 2010, then the Settlement Amount shall be deemed paid in full. Should any payment described above not be timely received by GSEI, such that an Event of Default exists under the Settlement Agreement, the outstanding Settlement Amount shall accrue interest from the date hereof at a rate of 9.75% per annum

As disclosed in our Form 8-K filed on March 16, 2009, in this lawsuit, GSEI alleged that the Company was liable for breach of certain investment agreements by failing and refusing to (i) pay to GSEI the interest prepayment required under the terms of certain debenture, and (ii) deliver shares of common stock of the Company in connection with a conversion of the debenture. The Settlement Agreement will settle approximately $511,966.53 plus accrued interest. It also terminates such investment agreements and releases all liabilities of the Company under the investment agreements.

As disclosed in our Form 8-K filed on March 16, 2009, on February 27, 2009, the Company and Aleksandr Shvarts, President and CEO of the Company (collectively, the “Third-Party Defendants”), were served with a third-party summons and counterclaim filed by Eric Schwartz, the original defendant (the “Third-Party Plaintiff”).  The counterclaim is grounded in the Third-Party Defendants’ failure to repay certain loan agreement. The Third-Party Plaintiff alleged: (i) fraudulent representations against the Third-Party Defendants stemming from alleged representations that common stock of the Company will be issued to plaintiff when the Company becomes a public company and said shares of common stock will satisfy the amount owed under the loan agreement, and (ii) that the Company has been unjustly enriched in the amount of not less than $425,000 by virtue of its receipt of $425,000 from plaintiff. The case was filed in the Supreme Court of the State of New York, County of New York. The Third-Party Plaintiff seeks indemnification of not less than $1,000,000 from the fraudulent representations and not less than $425,000 plus accrued interest because of unjustified enrichment, all in the sum of not less than $1,425,000. We deny the allegations made in the complaint and have retained Nesenoff & Miltenberg, LLP as our legal counsel in this matter.

As disclosed on our Form 8-K filed on October 14, 2008, on October 7, 2008, we, the Company, and our CEO Aleksandr Shvarts (collectively, the “Defendants”) were served with a summons and complaint filed by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (collectively, the “Plaintiffs”).  The complaint alleged that the Company has failed to make payments due on a series of notes from 2004 to 2006 issued by the Company, and failed to make payments of interest due on these notes, and other unlawful conducts by the Company. The case was filed in the Supreme Court of the State of New York, County of New York. The Plaintiffs seek all sums due from the notes and other agreements, prejudgment interest, compensatory damages, punitive damages, and attorneys' fees to be in excess of $650,000. The Company and Mr. Shvarts deny the allegations made in the complaint and intend to vigorously contest the allegations. We believe that we did not enter into any of the above referenced notes with the Plaintiffs and none of the notes or related legal documents were signed or executed on behalf of the Company or our CEO.  We deny the allegations made in the complaint and have retained Nesenoff & Miltenberg, LLP as our legal counsel in this matter.

As disclosed in our Form 8-K filed on November 21, 2008, on September 3, 2008, we were served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis (“Plaintiff”).  On November 11, 2008, the Company settled this litigation and entered into a settlement agreement (the “Stipulation of Settlement”) with Plaintiff. The Company signed two (2) confessions of judgment (the “Confession of Judgment”) which is in favor of Plaintiff.  Pursuant to the first Confession of Judgment, in the event of default of the Stipulation of Settlement, the Company agrees to pay Plaintiff a total of $388,810, consisting of a principal amount of $329,500 plus accrued interests of $59,310. Pursuant to the second Confession of Judgment, in the event of default of the Stipulation of Settlement, the Company agreed to pay Plaintiff deferred compensation in the sum of $125,962. The second claim would be the basis of a second action brought by Plaintiff against the Company, which Plaintiff was about to commence. If the Company makes all of the payments, which is $329,500 in total, pursuant to the payment schedule, the two (2) Confessions of Judgment will not be filed and will be waived and returned to the Company’s attorney. Failing to make the payments, or failing to pay on time, as aforedescribed, will be deemed a default and permit Plaintiff’s counsel to file both Confessions of Judgment and Affidavits of Confession of Judgments with the Clerk of the Court without further notice.

On October 9, 2008, the Company and Echo (collectively, the “Defendants”) were served with a summons and complaint filed by Eric Schwartz, the former Director and Vice President of the Company until January 27, 2008 (“Plaintiff”).  The complaint alleged that during Plaintiff’s employment by the Company and Echo, Plaintiff is owed the sum of not less than $119,621 plus accrued interest with respect to the unpaid base salary for 2006, 2007 and January 2008. The case was filed in the Supreme Court of the State of New York, County of Kings. The plaintiffs seek all sums for the unpaid base salary plus interest, compensation, liquidated damages equal to 25% of the total amount of wages due, attorneys’ fees, and a sum not exceeding $50 for expenses which may be taxed as costs, all in the sum of not less than $149,526.25. The Company and Echo deny the allegations made in the complaint and intend to vigorously contest the allegations. We deny the allegations made in the complaint and have retained Nesenoff & Miltenberg, LLP as our legal counsel in this matter and have filed a counterclaim against Eric Schwartz.

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

	High	Low
May 9, 2007 to July 31, 2007	$0.75	$0.30
August 1, 2007 to October 31, 2007	$0.65	$0.31
November 1, 2007 to January 31, 2008	$0.50	$0.11
February 1, 2008 to April 30, 2008	$0.41	$0.11
May 1, 2008 to July 31, 2008	$0.15	$0.03
August 1, 2008 to October 31, 2008	$0.05	$0.005
November 1, 2008 to January 31, 2009	$0.03	$0.0015
February 1, 2009 to April 30, 2009	$0.02	$0.005

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

Holders

As of May 8, 2009 in accordance with our transfer agent records, we had 614 recordholders of our Common Stock.

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

On July 1, 2008, the Company issued to Island Broadcasting, Inc 1,000,000 of the company’s $.001 shares for $0.11 per share for satisfaction of the payment postponement agreement.

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

On August 29, 2008, the Company issued to FD Import & Export Corp. 3,519,308 shares to in partial satisfaction of the Loan Agreement dated February 28, 2008, for principle of $71,512.33, at a conversion price 0.02032 per share.

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

On January 16, 2009, the Company issued to Gap Asset Management 7,700,000 shares of its common stock for a total of $77,000 pursuant to a share purchase agreement.

On January 19, 2009, the Company entered into debt conversion agreements with several debt holders pursuant to which it issued a total of 154,740,295 shares in exchange for $1,547,402.95outstanding debt including principal and interest.

On February 10, 2009, the Company issued to Robert Catell 7,000,000 shares of its common stock for a total of $70,000 pursuant to a share purchase agreement.

On April 27, 2009, the Company issued 25,279,614 shares of its common stock to Island Broadcasting Company to satisfy unpaid fees of $1,090,000 under certain amended time brokerage agreement owned by Echo.

From April 27, 2009 to April 30, 2009, the Company entered into 9% convertible promissory notes (the “Notes”) with certain investors (the “Holders”) for an aggregate of $193,000.   The maturity date of these Notes is October 1, 2009.  Pursuant to the terms of the Notes, the Holders shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of these Notes into fully paid and non-assessable shares of Common Stock, $.001 par value per share.  The number of shares of Common Stock to be issued upon each conversion of these Notes shall be determined by dividing the amount of principal and accrued interest to be converted (“Conversion Amount”) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the “Notice of Conversion”).  The Conversion Price shall be equal to the average closing bid price of the Common Stock (as reported by Bloomberg L.P.) on the OTC Bulletin Board for the ten (10) trading days prior to the date of the Conversion Notice (the “Conversion Date”) multiplied by .80 provided that the Notice of Conversion is submitted by to our company before 6:00 p.m., New York, New York time on such Conversion Date. However, the Conversion Price shall not exceed $0.05.

On May 15, 2009, the Company issued 7,000,000 shares of its common stock to Signal Above, LLC pursuant to a Time Brokerage Agreement and its amendment, as disclosed in its Form 8-K filed on May 15, 2009.

These securities are issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Equity Compensation Plan Information

The following table sets forth certain information as of May 12, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

BUSINESS OVERVIEW

We were incorporated in New York State on February 3, 2004. In June 2007, we went public through a reverse merger and current trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol MMDA. We are a multi-media company whose core businesses are mainstream radio broadcasting, entertainment branding, music recording and social media.  We are also the parent company of a Music Recording Division, a Celebrity & Corporate Branding Division and offers full service Audio and Video production studios.  We also believe MUSICiKON will generate revenue for these divisions through artist management, master recording rights and distribution deals. Our principal executive office and studios are located at 1122 Coney Island Avenue, Suite 210, Brooklyn, New York 11230. Our office number is (718) 947-1100. Our web address is www.megamediagroup.com.

Results of Operations

Results of Operations for the Year Ended January 31, 2009 Compared to the Year Ended January 31, 2008

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the year ended January 31, 2009 our revenue decreased by $3,053,635 to $1,481,820 as compared to $4,,535,455 for the year ended January 31, 2008. The decrease results primarily from programming format change.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the year ended January 31, 2009 operating expenses decreased by $1,947,331 to $1,969,577 as compared to $3,916,908 for the year ended January 31, 2008. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $390,157 to $2,797,995 for the year ended January 31, 2009 from $3,188,154 in 2008. The decrease is attributable to lower corporate expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $70,038 to $320,222 year ended January 31, 2009 from $390,260 in 2008 due to the decrease in the intangible assets.

Stock Compensation Expense

Non-cash stock compensation expense decreased by $308,333 to $0 for the year ended January 31, 2009 from $308,333 in 2008 as result of the decrease in sale of common stock below the market price.

Loss on Sale of Intangible Assets

Loss on sale of intangible assets increased by $40,168 to $40,168 for the year ended January 31, 2009 from $0 in 2008 as result of the sale of business assets of VSE Magazine, a whole-owed subsidiary.

Loss on Disposition of Fixed Assets

Loss on disposition of fixed assets decreased by $60,025 to $0 for the year ended January 31, 2009 from $60,025 in 2008 as result of the abandonment of leasehold improvements due to the termination of the lease agreement in 2008.

Interest Expense

Interest expense increased by $302,002 to $380,828 for the year ended January 31, 2009 from $78,826 in 2008 due to the additional borrowings.

Beneficial Conversion Expense

Beneficial conversion expense increased by $1,034,694 to $1,086,504 for the year ended January 31, 2009 from $51,810 in 2008 due to the increase of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $5,113,474 for the year ended January 31, 2009 as compared to a net loss of $3,055,461 for the year ended January 31, 2008. The increase in net loss is primarily attributable to the decrease in our revenues and increase in interest expense.

Liquidity and Capital Resources

As of January 31, 2009, our Working Capital deficiency is $3,732,697.

Cash used in operating activities was $2,025,370 for the year ended January 31, 2009 as compared to $1,054,140 during the year ended January 31, 2008. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

            Cash provided in investing activities was $154,904 for the year ended January 31, 2009 as compared to $75,044 cash used by investing activities for the year ended January 31, 2008. The increase in cash used by investing activities is primarily due reduced investments in various projects and reduction in security deposits.

Cash provided by financing activities was $1,883,947 for the year ended January 31, 2009 as compared to $1,092,135 for the year ended January 31, 2008. The increase in cash provided by financing activities is primarily due to the additional borrowings.

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

We incurred net losses of $5,113,474 and $3,055,461 for the year ended January 31, 2009 and 2008, respectively, and have an accumulated deficit of $14,418,943 at January 31, 2009. As of January 31, 2009, we had total current assets of $229,993 and total current liabilities of $3,962,690 creating a working capital deficiency of $3,732,697.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mega Media Group, Inc

We have audited the accompanying consolidated balance sheet of Mega Media Group, Inc and Subsidiaries (the "Company") as of January 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega Media Group, Inc and Subsidiaries as of January 31, 2009 and 2008 and the results of its operations and cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of approximately $3,000,000 an accumulated deficit of approximately $14,000,000 and a working capital deficiency of approximately $3,700,000.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 18, 2009

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
ASSETS	2009	2008
Current Assets	(Unaudited)
Cash	$13,877	$396
Accounts receivable, net (Note3)	137,855	68,036
Accrued revenues	54,955	-
Prepaid Expenses	13,307	76,222
Note Receivable	10,000	-
Total Current Assets	229,993	144,654

Fixed assets, net (Note 4)	227,785	391,244
Master records, net (Note 5)	-	125,000
Other intangible assets, net (Note 5)	-	176,667
Advances	20,000	20,000
Note Receivable-Golden Gate Investors (Note 14)	1,400,000	-
Deposits	13,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$1,907,274	$1,057,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,138,976	$458,009
Bank overdraft	-	-
Sales tax payable	616	616
Payroll taxes payable (Note 13)	1,112,966	728,350
Accrued Offices' Compensation	504,893	473,786
Equipment loan - current portion (Note 9)	7,248	8,304
Equipment lease - current portion (Note 10)	19,440	19,440
Loans payable (Note 7)	496,000	795,000
Due to related party (Note 6)	366,283	398,783
Deferred revenues	135,920	301,661
Accrued expenses	158,201	24,508
Payable to shareholders (Note 6)	12,148	239,148
Stock Payable (Note 10)	10,000	-
Total Current Liabilities	3,962,690	3,447,605

Equipment Loan Payable (Note 9)	2,767	4,767
Equipment Lease Payable (Note 10)	12,960	30,780
Note Payable (Note 14)	1,497,000	-
TOTAL LIABILITIES	5,475,417	3,483,152

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 10/31/08 and 01/31/08 (Note 8)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 261,348,938 shares issued and outstanding as of 01/31/09 and 80,552,254 shares issued and outstanding as of 01/31/08 (Note 8)	261,349	80,552

Additional paid-in capital	10,784,132	7,233,835
Deferred compensation	(194,681)	(435,009)
Accumulated Deficit	(14,418,943)	(9,305,469)

Total Stockholders' Deficit	(3,568,143)	(2,426,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,907,274	$1,057,061

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Advertising revenues	$1,332,957	$4,210,294
Other revenues	148,862	325,161

Total Revenues	1,481,820	4,535,455

Operating expenses	1,969,577	3,916,908
Selling, general and administrative	2,797,995	3,188,154
Depreciation and amortization	320,222	390,260

Stock compensation expense	-	308,333

	5,087,794	7,803,655

Net loss from operations	(3,605,974)	(3,268,200)

Other Expenses:

Loss on sale of intangible assets	40,168	-
Loss on disposition of fixed assets	-	60,025
Gain on extinguishment of debt	-	(403,400)
Interest expense	380,828	78,826
Beneficial conversion expense	1,086,504	51,810

Net loss before tax benefit	(5,113,474)	(3,055,461)

Tax benefit	-	-

Net loss	$(5,113,474)	$(3,055,461)

Basic and diluted loss per share	(0.05)	(0.04)

Weighted-Average shares used in computation of basic and diluted loss per share	95,637,965	83,571,228

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

UNAUDITED

								Total
	Preferred Stock		Common Stock		Additional	Deferred		Stockholders'
	($.001 par value)		($.001 par value)		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	(Deficit)

Balance January 31, 2007	14,492,000	$14,492	5,277,446	$5,277	$4,067,546	$(1,392)	$(6,146,720)	$(2,060,797)

Sale of common stock			50,000	50	49,950			50,000

Cancellation of restricted stock award
to officers and shareholders	(1,175,000)	(1,175)				1,175		-

Restricted stock award	1,100,000	1,100				(100)		1,000
to officers and shareholders

Effect of reversed merger	(14,417,000)	(14,417)	67,651,248	67,651	857,726		(103,288)	807,672

Sale of common stock			1,000,000	1,000	599,000			600,000

Sale of common stock			166,667	167	58,167			58,334

Capital contribution	-	-	-	-	79,737		-	79,737

Beneficial conversion of loans from shareholders					51,810			51,810

Stock issued in exchange for air lease rent			3,000,000	3,000	897,000			900,000

Stock issued in exchange for legal services			406,893	407	95,898			96,305

Restricted stock award to contractor
for future consulting services			3,000,000	3,000	477,000	(480,000)		-

Restricted stock award to contractor
for earned services during the three months ended
January 31, 2008						45,308		45,308

Loss for the year ended
January 31, 2008							(3,055,461)	(3,055,461)

Balance January 31, 2008	-	-	80,552,254	80,552	7,233,834	(435,009)	(9,305,469)	(2,426,092)

Stock options issued to officers for services					6,720			6,720

Stock options issued to lenders in exchange for loans					6,250			6,250

Stock issued in exchange for air lease rent			1,000,000	1,000	91,000			92,000

Stock issued in exchange for consulting services			100,000	100	8,900			9,000

Stock issued in exchange for rent			8,901,182	8,901	80,111			89,012

Beneficial conversion of loans payable					1,086,504			1,086,504

Stock issued for conversion of
loans payable			170,617,772	170,618	2,127,666			2,298,284

Restricted stock award to contractor
for earned services during the year ended January 31, 2009						240,328		240,328

Capital contribution	-	-	-	-	88,228		-	88,228

Stock options exercised by officers			177,730	178	54,918			55,096

Loss for year ended
January 31, 2009							(5,113,474)	(5,113,474)

Balance January 31, 2009	-	-	261,348,938	261,349	10,784,132	(194,681)	(14,418,943)	(3,568,143)

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 31,	January 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,113,474)	$(3,055,461)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	320,222	390,260
Loss on sale of intangible assets	40,168	-
Loss on disposal of fixed assets	-	60,025
Beneficial conversion of loans from shareholders	1,086,504	51,810
Stock options issued to officers for services	6,720	-
Stock options issued to lenders in exchange for loans	6,250	-
Stock compensation for consulting services	249,328	46,308
Stock compensation for legal services	-	96,305
Stock issued for air lease rent	92,000	900,000
Stock issued for rent	89,012	-
Non-cash stock based compensation	-	308,333
Extinguishment of Debt	-	(403,400)
Changes in operating assets and liabilities:
(Increase) in note receivable	(10,000)	-
(Increase) in accounts receivable	(94,819)	600
(Increase) decrease in accrued revenues	(54,955)	-
(Increase) decrease in prepaid expenses	62,915	91,982

Increase in accounts payable	680,966	63,139
Increase in stock payable		-
Increase in sales tax payable	-	(276)
Increase in accrued officers' compensation	31,106	93,957
Increase in accrued expenses	243,978	16,963
Increase in deferred revenue	(45,909)	(150,739)
Increase in payroll liabilities	384,615	443,619
Increase in other current liabilities	-	(7,565)
Total adjustments	3,088,104	2,001,321
NET CASH USED BY OPERATING ACTIVITIES	(2,025,370)	(1,054,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	-	(14,000)
Fixed assets	(15,096)	(103,044)
Deposits	170,000	42,000
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	154,904	(75,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	1,347,000	355,000
Increase (decrease) in equipment loan - current portion	(1,056)	-
Equipment loan repayments	(2,001)	(9,192)
Proceeds from loans from shareholders	375,000	454,030
Repayments of loans from shareholders	(5,000)	(163,000)
Repayments of loans from related parties	(32,500)	(5,000)
Equipment lease repayments	(17,820)	(19,440)
Capital Contributions	88,228	79,737
Sale of common stock	77,000	400,000
Options exercised by officers	55,096	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,883,947	1,092,135

NET INCREASE IN CASH	13,481	(37,048)

CASH: Beginning of period	396	37,444
End of period	$13,877	$396

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$58,164	$130,636
Non Cash Financing and Investing Activities:
Stock issued for conversion of loans to shareholders	$596,999	$877,000
Stock issued for air lease rent	-	900,000
Stock issued for future consulting services	-	480,000
Stock issued for prior legal services	-	96,305
Stock issued for conversion of loans from third parties	$1,295,000	$-
Increase in note payable	$1,400,000	$-
(Increase) in note receivable	$(1,400,000)	$-
Preferred stock issued for services	$-	$1,100
Stock issues for compensation	$-	$308,333
Extinguishment of debt	$-	$416,866
The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the years
ended January 31, 2009 and 2008)

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

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $14,418,943 and $9,305,469 at January 31, 2009 and 2008 respectively that includes losses of $5,113,474 and $3,055,461 for the years ended January 31, 2009 and 2008 respectively and a working deficit of $3,732,697 and $3,302,951 at January 31, 2009 and 2008 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at January 31, 2009 and January 31, 2008.

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

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the years ended January 31, 2009 and 2008, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $134,931 and $290,896 respectively.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	January 31, 2009	January 31, 2008
Accounts receivable-trade	$150,855	$81,036
Allowance for doubtful accounts	(13,000)	(13,000)
	$137,855	$68,036

NOTE 4 – FIXED ASSETS

	January 31, 2009	January 31, 2008
Fixed Assets consist of the following:

Equipment	$518,210	$505,066
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	45,940	43,988
	874,469	859,373
Less accumulated depreciation	646,684	468,129
	$227,785	$391,244

Depreciation expense was $178,555 and $171,250 for the years ended January 31, 2009 and 2008.

In August 2007 Company disposed one of its trucks. In addition, in August 2007 Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

NOTE 5 – INTANGIBLE ASSETS

	January 31, 2009	January 31, 2008
Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Notes 2 & 15)	0	200,000
Less accumulated amortization	(320,676)	(219,009)
	$0	$301,667

Amortization expense was $141,667 and $219,009 for the years ended January 31, 2009 and 2008.

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

During the year ended 01/31/09, the Company borrowed from its shareholders five loans of $50,000, $50,000, $75,000 ($5,000 was repaid), $50,000 and $150,000 a total of $375,000.

On January 16, 2009 the Company issued to certain shareholders 63,651,741 shares in exchange for satisfaction of the loans from shareholders for the principles of $596,999 and accrued interest of $39,518.41, at conversion prices of $0.01 per share.

At January 31, 2009 total loans payable to shareholders of $12,148 and due to related party of $366,283.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $0 and $176,130 at January 31, 2009 and January 31, 2008 respectively.

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

On January 16, 2009, the Company issued a credit for radio advertising to satisfy in part the Loan Agreement dated August 17, 2007, for principle of $25,000.00.

On January 16, 2009 the Company issued to Ocean Bridge, Inc. 9,794,220 shares to satisfy in part the Loan Agreement dated August 17, 2007, for outstanding principle of $80,000.00 and accrued interest of $17,942.20, at a conversion price 0.01 per share.

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

On January 16, 2009 the Company issued to ESJA Enterprises, Inc. 9,000,000 shares to satisfy in part the Loan Agreement dated February 21, 2008, for principle of $90,000.00, at a conversion price 0.01 per share.

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

On January 16, 2009 the Company issued to FD Import & Export Corp 14,176,742 shares to satisfy the Loan Agreement dated February 28, 2008, for outstanding principle of $28,487.67 and Loan Agreement dated March 10, 2008, for principle of $100,000 and total accrued interest of $13,279.75, at a conversion price 0.01 per share.

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

On January 5, 2009, the Company issued to Tangiers Investors LP 350,878 shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price 0.0057 per share.

On January 16, 2009, the Company issued to Tangiers Investors LP 571,428 shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price 0.0035 per share.

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

On January 16, 2009, the Company issued to Steven Fruman 12,450,000 shares in exchange for satisfaction of the Loan Agreement dated August 29, 2008, for the principal of $110,000 and Loan Agreement dated May 12, 2008, for the principle of $10,000 and a total accrued interest of $4,500.00, at conversion price 0.01 per share.

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

On January 16, 2009, the Company issued to Jaworek Capital LLC 6,322,301 shares in exchange for satisfaction of the Loan Agreement dated September 11, 2008, for the principal of $62,000 and accrued interest of $1,223.01, at conversion price 0.01 per share.

On October 24, 2008 the Company borrowed $50,000 from Inga Fruman. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of November 24, 2008.

On January 16, 2009, the Company issued to Inga Fruman 5,108,493 shares in exchange for satisfaction of the Loan Agreement dated October 24, 2008, for the principal of $50,000 and accrued interest of $1,084.93, at conversion price 0.01 per share.

On December 1, 2008 the Company borrowed $250,000 from Robert Catell. Loan had interest payable on the unpaid balance at the rate of 10% with the initial maturity date as of June 1, 2009. Loan had a beneficial conversion clause proving the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.20 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $323,394 at the date of issuance of the loan.

On January 16, 2009, the Company issued to Rober Catell 25,335,616 shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356.16, at conversion price 0.01 per share.

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

During the year ended January 31, 2009:

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

During the year ended Januaryr 31, 2009 Dr. Paukman, a director of the Company made capital contributions in the amount of $88,228 to VSE Magazine, Inc as additional paid-in capital. No common stock issued.

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

On November 11, 2008, as discussed in the Note 14, the Company issued to Golden Gate Investors, Inc 500,000 shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $2,000, at conversion price 0.004 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to Tangiers Investors LP 571,428 shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price 0.0035 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to Jaworek Capital LLC 6,322,301 shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $62,000 and accrued interest of $1,223.01, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to FD Import & Export Corp 14,176,742 shares to satisfy the Loan Agreement dated February 28, 2008, for outstanding principle of $28,487.67 and Loan Agreement dated March 10, 2008, for principle of $100,000 and total accrued interest of $13,279.75, at a conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to ESJA Enterprises Inc 9,000,000 shares in exchange for satisfaction of the Loan Agreement dated February 21, 2008, for the principal of $90,000, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to Ocean Bridge, Inc 9,794,220 shares in exchange for satisfaction of the Loan Agreement dated August 17, 2008, for the outstanding principal of $80,000 and accrued interest of $17,942.20, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to Steven Fruman 12,450,000 shares in exchange for satisfaction of the Loan Agreement dated August 29, 2008, for the principal of $110,000 and Loan Agreement dated May 12, 2008, for the principle of $10,000 and a total accrued interest of $4,500.00, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to Inga Fruman 5,108,493 shares in exchange for satisfaction of the Loan Agreement dated October 24, 2008, for the principal of $50,000 and accrued interest of $1,084.93, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to Rober Catell 25,335,616 shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356.16, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 6, the Company issued to certain shareholders 63,651,741 shares in exchange for satisfaction of the loans from shareholders for the principles of $596,999 and accrued interest of $39,518.41, at conversion prices of $0.01 per share.
In January 2008 the Company sold 7,700,000 of its $.001 par value common shares to unrelated investors at $0.01 per share for proceeds of $77,000.

On January 16, 2009, the Company issued 8,901,182 shares at $0.01 per share to satisfy its rent obligations for a total of $89,011.82.

NOTE 9 – EQUIPMENT LOANS PAYABLE

	January 31, 2009	January 31, 2008
Equipment loans consist of the following:

Raritan Bay FCU ("RBFCU")	$0	$0
Chrysler Credit ("CC")	10,015	13,071
	10,015	13,071
Less current portion	7,248	8,304
	$2,767	$4,767

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

On January 9, 2009, Echo Broadcasting amended its Time Brokerage Agreement (the "Amendment Agreement"), originally dated November 1, 2005 and amended November 7, 2007, with Island Broadcasting Company ("Island"). Pursuant to the Amendment Agreement, Echo shall make payments of $150,000 to Island on the following dates: February 1, March 1, April 1 and May 1, 2009. In addition, the amount that was due on December 31, 2008 which is approximately $1,640,000 shall be reduced by half, and paid $500,000 on March 1, 2009 and $320,000 on May 15, 2009. The $250,000 that was due on January 1, 2009, and the additional $100,000 due on February 1, March 1, April 1 and May 1, 2009 shall be waived. Payments of $250,000 per month, per the November 7, 2007 agreement, as disclosed in our Form 8-K on November 15, 2008, will commence on June 1, 2009 and continue thereafter. Additionally, the revenue sharing fee of the November 7, 2007 agreement shall be waived up to June 1, 2009 and continue thereafter. Effective June1, 2009, Echo will adhere to the original agreement and its amendment date November 7, 2007.

Both parties also agreed that the Amendment Agreement will be terminated at 5PM on the above due dates if any of the amounts stated above are not paid to Island on or before the due dates

During the year ended January 31, 2009 and 2008 company paid $1,635,910 and $2,853,775 for airtime respectively.

Remaining commitments under the Agreement are as follows:

Year Ending January 31,

2010	2,700,000
2011	3,410,000
2012	3,751,000
2013	3,670,075
$14,681,075

Premises and Equipment

The Company has entered into lease agreements for office space and equipment, which expire at various times through April 2009. During the years ended January 31, 2009 and 2008 the Company paid $156,140 and $152,249 in rent expense respectfully. Remaining commitments under the operating leases mature as follows:

Year Ending January 31,

2010	15,105
$15,105

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

Capital Lease

On October 4, 2006 the Company has entered into a lease agreement of the equipment, which expire on April 30, 2011. During the years ended January 31, 2009 and 2008 the Company paid $17,820 and $19,440 in lieu of the lease respectfully. The commitments under the lease agreement mature as follows:

Year Ending January 31,

2010	19,440
2011	12,960
$32,400

Legal Contingencies

On September 3, 2008, we were served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis (the “Plaintiff”).  In this Motion, filed in Supreme Court of the State of New York on September 3, 2008, David Kokakis alleged that the Company has filed to make payments due on a series of notes issued by the Company, and filed to make payments of interest due on these notes.  David Kokakis asked the court to enter judgment in his favor in the total amount of $329,500 allegedly due under the notes, plus accrued interest.

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

If the Company makes all of the payments, which is $316,955 in total, pursuant to the payment schedule, the two (2) Confessions of Judgment will not be filed and will be waived and returned to the Company's attorney. Failing to make the payments, or failing to pay on time, as a fore described, will be deemed a default and permit Plaintiff's counsel to file both Confessions of Judgment and Affidavits of Confession of Judgments with the Clerk of the Court without further notice.

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

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At January 31, 2009, Ronn Torrosian earned consulting fees in the amount of $285,636.11. The remaining value of the Ronn Torrosian’s future services in the amount of $194,363.89 are included in deferred compensation in the equity section of the balance sheets at January 31, 2009.

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

NOTE 13 - PAYROLL TAXES

The company has outstanding payroll taxes payable as of January 31, 2009 and January 31, 2008. As of January 31, 2009 the company has recorded an estimate for interest and penalties that are due to the company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

	January 31,	January 31,
	2009	2008

Payroll taxes payable	$997,152	$728,350
Penalties and interest	115,814	0
Accrued payroll and payroll taxes	$1,112,966	$728,350

The Company implemented a payment plan with Internal Revenue Service.

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

Year Ended January 31, 2008

	Radio VSE	Recorded Music	Corporate	Metro	Other	Total
Revenue	$4,227,882	$70,000	$38,345	$155,806	$43,421	$43,421
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	308,333	0	0	308,333
Gain on extinguishment of debt	0	0	(403,400)	0	0	(403,400)
Interest expenses	64,019	0	66,617	0	0	130,636
Beneficial Conversion	0	0	51,810	0	0	51,810

Operating income (loss)	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$(1,100)	$(3,055,461)

Year Ended January 31, 2009

		Recorded
	Radio	Music	Corporate	Metro	Other	Total
Revenue	$1,314,528	$3,213	$62,741	$101,338	$0	$1,481,820
Direct operating expenses	1,838,048	0	0	131,530	0	1,969,577
Selling, general and
administrative expenses	1,769,631	417	995,630	31,479	837	2,797,995
Depreciation and amortization	64,317	134,560	104,315	16,667	363	320,222
Loss on sale of intangible assets	0	0	0	40,168	0	40,168
Interest expense	95,893	0	284,935	0	0	380,828
Beneficial Conversion	0	0	1,086,504	0	0	1,086,504

Operating income (loss)	$(2,453,361)	$(131,764)	$(2,408,643)	$(118,505)	$(1,201)	$(5,113,474)

NOTE 17 – INCOME TAXES

Due to the Company’s net loss, there was no provision for income taxes.  The Company has net operating loss carry forwards for income tax purposes of approximately $8,500,000 at January 31, 2009, and $6,100,000 at January 31, 2008.  These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2026.  The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company’s Tax provision were as follows:	January 31,	January 31,
	2009	2008

Current income tax (benefit) expense	$(2,408,000)	$(1,375,000)
Deferred income tax expense (benefit)	2,408,000	1,375,000
	$-	$-

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended January 31, 2009 and 2008:

	January 31,	January 31,
	2009	2008

Tax expense (benefit) at Federal rate (34%)	$(1,904,000)	$(1,088,000)
State and local income tax, net of Federal benefit	(504,000)	(287,000)
Change in valuation allowance	2,408,000	1,375,000
Net income tax (benefit) allowance	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:	January 31,	January 31,
	2009	2008

Net operating loss carry forward	$4,983,000	$2,575,000
Valuation allowance	(4,983,000)	(2,575,000)
Net deferred tax assets	$-	$-

The Company recognized no income tax benefit for the loss generated for the periods through January 31, 2009.

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

NOTE 18 – SUBSEQUENT EVENTS

On February 10, 2009, the Company entered into a share purchase agreement ("Share Purchase Agreement") with Robert Catell (the "Buyer"), pursuant to which we issued to the Buyer 7,000,000 shares of our common stock for a total of $70,000 at the closing of the transaction. The closing date is February 10, 2009.

On February 27, 2009, Mega Media Group, Inc. the Company and Aleksandr Shvarts, President and CEO of the Company (collectively, the "Third-Party Defendants"), were served with a third-party summons and counterclaim filed by Eric Schwartz, the original defendant (the "Third-Party Plaintiff"). The counterclaim is grounded in the Third-Party Defendants' failure to repay certain loan agreement. The Third-Party Plaintiff alleged: (i) fraudulent representations against the Third-Party Defendants stemming from alleged representations that common stock of the Company will be issued to plaintiff when the Company becomes a public company and said shares of common stock will satisfy the amount owed under the loan agreement, and (ii) that the Company has been unjustly enriched in the amount of not less than $425,000 by virtue of its receipt of $425,000 from plaintiff. The case was filed in the Supreme Court of the State of New York, County of New York. The Third-Party Plaintiff seeks indemnification of not less than $1,000,000 from the fraudulent representations and not less than $425,000 plus accrued interest because of unjustified enrichment, all in the sum of not less than $1,425,000.

The Company and Mr. Shvarts deny the allegations made in the counterclaim and intend to vigorously contest the allegations. We have retained Nesenoff & Miltenberg, LLP as our legal counsel in this matter.

On March 16, 2009, the Company (the "Defendant"), was served with a summons and complaint filed by Golden State Equity Investors, Inc., a California corporation (the "Plaintiff"). The complaint is grounded in the Defendant's breach of certain investment agreements by failing and refusing to (i) pay to Plaintiff the interest prepayment required under the terms of certain debenture, and (ii) deliver shares of common stock of the Defendant in connection with a conversion of the debenture. The case was filed in the Superior Court of the State of California, County of San Diego. The Plaintiff seeks $511,966.53 plus accrued interest for the cause of action stated above, and costs of suit including reasonable attorneys' fees.

We deny the allegations made in the complaint and are in the process of retaining legal counsel to represent us in this matter.

On April 27, 2009, the Company, Echo Broadcasting Group, Inc., a subsidiary of the Company, entered into certain amended time brokerage agreement (the "Amended and Restated TBA"), originally dated November 1, 2005, as amended November 7, 2007, and further amended January 9, 2009 (collectively, the "Original TBA"), with Island Broadcasting Company ("Island"), pursuant to which we issued 25,279,614 shares of our common stock to Island to satisfy an unpaid fees of $1,090,000 under the Original TBA owned by Echo on April 27, 2009. Both parties agreed that the Amended and Restated TBA shall satisfy the obligation of Echo and Island shall have no obligation to provide any other consideration for the shares issued above. There are 295,753,677 shares of our common stock outstanding as of to date. Upon issuance of 25,279,614 shares of common stock, Island holds a total of 29,279,614 shares, which represent 9.9% of the Company's common stock.

From April 27, 2009 to April 30, 2009, we entered into 9% convertible promissory notes (the "Notes") with certain investors (the "Holders") for an aggregate of $193,000. The maturity date of these Notes is October 1, 2009. Pursuant to the terms of the Notes, the Holders shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of these Notes into fully paid and non-assessable shares of Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of these Notes shall be determined by dividing the amount of principal and accrued interest to be converted ("Conversion Amount") by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the "Notice of Conversion"). The Conversion Price shall be equal to the average closing bid price of the Common Stock (as reported by Bloomberg L.P.) on the OTC Bulletin Board for the ten (10) trading days prior to the date of the Conversion Notice (the "Conversion Date") multiplied by .80 provided that the Notice of Conversion is submitted by to our company before 6:00 p.m., New York, New York time on such Conversion Date. However, the Conversion Price shall not exceed $0.05.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name and age of our directors and officers.

Name	Age	Position	Date of Appointment

Alex Shvarts	40	Chief Executive Officer, Director	Inception

Dr. Elan Kaufman	34	Director	Inception

Dr. Lev Paukman	67	Director	Inception

Kurt Dalmata *	59	Director	June 2007

Gennady Pomeranets	38	Chief Financial Officer	January 2005

* As disclosed on our Form 8-K, on December 31, 2008, Kurt Dalmata submitted a letter of resignation notifying us that he resigned from the Board of Directors of Mega Media Group, Inc. (the “Company”), effective December 31, 2008. Mr. Dalmata’s resignation was due to personal reasons, and not the result of any disagreement with the Company or any officers or directors of the Company. The Board of Directors of the Company has not yet appointed a director to fill the vacancy created by Mr. Dalmata’s resignation.

Set forth below is a brief description of the background and business experience of our directors and officers.

ALEX SHVARTS, Chief Executive Officer

Mr. Shvarts has served as the CEO of Mega Media Group, Inc.,   since 2004 and is responsible for the overall direction of the company. He launched the company’s Russian-language radio programming (Radio VSE), its Russian-language magazine (Metpo Magazine), online Ticket site ConcertRU.com and has organizing live radio broadcasts and company-sponsored community events in New York City and Brooklyn, and overseeing the operations of the company’s other divisions.  Mr. Shvarts also oversees the general operations of the company and has implemented the marketing and growth strategies for the company. He is responsible for implementing the forthcoming format change for the company’s radio station to mainstream, English-language programming.  Mr. Shvarts has more than fifteen years of experience in the financial community.  From 1987 to 1999 Mr. Shvarts worked as an account executive and managed Broker/Dealers, doing corporate finance, M/A and underwritings. Mr. Shvarts consulted for various international trading companies based in Russia and Ukraine. Outside of the financial world, Mr. Shvarts has been involved in numerous entertainment activities, including live concerts promotions, video production and recording artist development.  Mr. Shvarts has received various acknowledgements from organizations in New York. In 2006 he was named Businessman of The Year , for his work with Elite High School, a non- profit school for underprivileged children. He has been awarded various recognition awards by city councilmen Nelson, State Senator Kruger, Borough President Markowitz and the office of Mayor Michael Bloomberg for his ongoing work in the community. Mr. Shvarts was voted Mass Media person of the year for 2006 by the users of Rambler.ru in the United States.

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

DR. LEV PAUKMAN, Director

Dr. Paukman has served as a Director of Mega Media since February 1, 2006.  Dr. Paukman is one of the most distinguished members of the Russian-speaking Community of New York. Since the late 70s Dr. Paukman has practiced medicine in prestigious NY City hospitals like NY Methodist, Mt Sinai, Victory Memorial Medical Center, just to name a few. His medical research has been published in major medical journals. Despite the demanding schedule imposed by his private practice, Dr. Paukman is a committed public servant, who works tirelessly on behalf of the Ethnic Russian Community.

He is an active Board Member of the United Jewish Appeal, Council of Jewish Immigrant Community Organization, Bnei Zion, and other Charitable and Civic organizations. Renown for his personal generosity and compassion to those less fortunate has received numerous awards for his relentless philanthropic activities and communal involvement. He has been an active political liaison to the Russian Community. Recently he has begun an active campaign to educate Russian community against the addictions of drugs in teenagers. In 2003 Dr. Paukman implemented his vision of creating a vehicle that would unite the Ethnic Russians of New York, be one source of information and entertainment and be a bridge between the mainstream and ethnic New Yorkers. The vision was Radio VSE.

DR. ELAN KAUFMAN, Director

Dr. Kaufman has served as a Director of Mega Media since April 2007.  Dr. Kaufman is one of the founders of Radio VSE, one of our subsidiaries.  He is one of a select few professionals in New York who holds the honor of being a Diplomate of the American Board of Pediatric Dentistry.  He is the Chief of Pediatric Dentistry at both St. Luke’s-Roosevelt Hospital Center, NYC, and Coney Island Hospital, Brooklyn.  In addition to his work in the hospitals, he owns and operates a pediatric and orthodontic group practice in Brooklyn that employs over thirty professionals.  He serves as an Assistant Clinical Professor of Dentistry at both Columbia University School of Dental Medicine and Mt. Sinai School of Medicine and is a member of the American Academy of Pediatric Dentistry and of the American Dental Association.  He is a graduate of Tufts University School of Dental Medicine and completed his pediatric dental residency at Brookdale University Hospital, in affiliation with NYU College of Dentistry.  Dr. Kaufman is the pediatric dental liaison to the American Academy of Pediatrics, Chapter II and is involved in several charities benefiting children.  In addition to his professional dental activities, Dr. Kaufman owns and operates a real estate holding company based in Manhattan.

KURT DALMATA, Director

Mr. Dalmata is representing First Capital Investment Corp.’s interests in the issuer.  In 2004 Mr. Dalmata was appointed to the position of Chief Financial Officer and Director of Wysak Petroleum.  As former Associate Director of UBS Securities in London, Mr. Dalmata over saw equity placements and M & A transactions.  In addition, his corporate history includes an executive position with the Bank of America's offices in Munich, London and Vienna. Among Mr. Dalmata's educational achievements are a degree in Law and an MBA from INSEAD. Mr. Dalmata is a resident of Zurich, Switzerland and is currently active in advising private clients regarding mergers and acquisitions, corporate finance, strategic and financial advisory services.

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

RICK HERNANDEZ, General Sales Manager

A Twenty year veteran of Media sales and Marketing. Rick Hernandez began his career as a retail account executive for 770 WABC-AM Radio in New York. Rick moved quickly into Management as the National Sales Manager for one of Infinity Broadcasting’s Top billing Radio Stations; KLSX-FM in Los Angeles. Overseeing National Sales, Rick’s team increased revenue by double digits from Year to Year. After a successful six years as National Sales Manager, Rick moved back to New York as General Sales Manager for Univision Radio in New York overseeing the sales growth of WADO-AM, the Nations largest and most listened to Spanish Language Radio Station and Latino Mix 105.9. His achievements at Univision included double digit sales growth and implementation of strategic marketing initiatives for Fortune 500 companies such as Pepsi, Diagio, BMW, General Motors, Citigroup and Pfizer.

After more than Fourteen Years in broadcast media, Rick successfully transitioned to the Out Of home industry with OOH Vision Networks; a start up digital signage network in Quick Serve Restaurants in the Northeast. In the role as Director of Sales, Rick developed and recruited a regional account team responsible for the development and generation of revenue in excess of 2MM in less than nine months. His success in the regional market leads to a role as the Director of Regional Account Sales for the Captivate Network and subsequently the Director of Eastern Region Sales for the Brite Media Group, A Lifestyle Media Company.

In Addition to Rick’s proven abilities in the Industry; He is also a strong member of the business community. Rick is a member of the Westchester Chamber of Commerce, A Founding member and Chair of the Bronx Hispanic Chamber of Commerce and a Member of the Statewide Hispanic Chamber of Commerce of New Jersey.

VALIA PORTELA, Promotions Director

Valia Portela has had extensive Marketing, Promotional and Special Events experience.  Starting her career in retail advertising followed by a brief assignment at the prestigious advertising agency, Ogilvy and Mather, her passion for the music and entertainment industry led her to pursue a career in radio.

During her time at Spanish Broadcasting System, the nation’s largest Hispanic-owned radio network, she became an integral member of the executive team that catapulted the New York station, Mega 97.9’s morning show to the #1 Arbitron-rated position, beating out Howard Stern. After producing and executing an impressive array of promotional campaigns and events, she joined Univision Radio, the largest Spanish language radio network in the nation.

The responsibilities as Operations/Promotions Director allowed her to create targeted and flawless special events as well as successful station and client based promotional campaigns. Her strategies and execution were influential as substantiated by the stations’ Arbitron ratings increase into the top 10 positions.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed in Item 3 Legal Proceedings, to our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Aleksandr Shvarts,	2008	$0	0	0	0	1,680	0	0	1,680
CEO & Director	2007	$180,000	0	0	0	0	0	0	$180,000

Gennady Pomeranets,	2008	$0	0	0	0	1,680	0	0	1,680
CFO	2007	$60,000	0	0	0	0	0	0	$60,000

Dr. Elan Kaufman,	2008	$0	0	0	0	1,680	0	0	1,680
Director	2007	$0	0	0	0	0	0	0	$0

Dr. Lev Paukman,	2008	$0	0	0	0	1,680	0	0	1,680
Director	2007	$0	0	0	0	0	0	0	$0

Kurt Dalmata,	2008	$0	0	0	0	0	0	0	$0
Director (1)	2007	$0	0	0	0	0	0	0	$0

Ronn Torossian,	2008	$0	0	240,328	0	0	0	0	$240,328
Executive Director of Marketing	2007	$0	0	45,308	0	0	0	0	$45,308

(1) Kurt Dalmata was Director until December 31, 2008.

Employment Agreements

We do not have any employment agreements in place with our directors and officers.

Compensation of Directors

We have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. Other than as reflected in the table above, no remuneration has been paid to our officers or directors. There are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future. As of the date of this Annual Report, no stock options have been issued to our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the ownership of our capital stock, as of May 15, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Aleksandr Shvarts	9,091,168 (2)	2.98%

Common Stock	Dr. Elan Kaufman	15,341,356	5.03%

Common Stock	Dr. Lev Paukman	23,186,701	7.61%

Common Stock	Anna Paukman (2)	634,667	0.21%

Common Stock	Gennady Pomeranets	2,265,935	0.74%

Common Stock	Robert Catell	32,335,616	10.61%

Common Stock	Island Broadcasting	29,279,614	9.61

Common Stock	Eugene Khavinson	21,512,266	7.06%

Common Stock	Steven Fruman (3)	22,257,470	7.30%

Common Stock	Michal Jaworek (4)	15,605,097	5.12%

Common Stock	All executive officers and directors as a group (5)	50,519,827	16.58%

(1) The percent of class is based on 304,753,677 shares of common stock issued and outstanding as of May 15, 2009.
(2) Anna Paukman, wife of Dr. Paukman, owns 634,667 common stocks, which is 0.21% of all the outstanding shares as of May 15, 2009.
(3) Including 10,465,939 shares of common stock owned by Mr. Fruman directly and 11,791,531 shares of common stock owned through FD Import Export.
(4) Including 450,000 shares of common stock owned by Mr. Jaworek directly and 15,155,097 shares of common stock owned through Jaworek Capital LLC.
(5) Common stock of all executive officers and directors as a group includes the shares of Anna Paukman as described in Note (2).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$72,500	Kempisty & Company
2007	$76,300	Kempisty & Company

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended January 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Amendments to Articles of Incorporation or Bylaws on June 26, 2007

3.2	Bylaws	Incorporated by reference to Amendments to Articles of Incorporation or Bylaws on June 26, 2007

14	Code of Ethics	Incorporated by reference to Form 10-KSB/A filed on May 20, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA MEDIA GROUP, INC.

Date: May 15, 2009	By:	/s/ Alex Shvarts
Alex Shvarts
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Shvarts	Chief Executive Officer and Director	May 15, 2009
Alex Shvarts

/s/Gennady Pomeranets	Chief Financial Officer	May 15, 2009
Gennady Pomeranets

/s/ Elan Kaufman	Director	May 15, 2009
Elan Kaufman

/s/ Lev Paukman	Director	May 15, 2009
Lev Paukman