Form 10-K/A
period 2009-01-31
MEGA MEDIA GROUP INC
filed 2009-05-21
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO  FORM 10-K

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

As disclosed in our Form 8-K filed on May 18, 2009, on May 13, 2009, we entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with Golden State Equity Investors, Inc., f/k/a Golden Gate Investors, Inc., a California corporation (“GSEI”) to settle that certain lawsuit filed by GSEI against the Company on March 16, 2009 in the Superior Court of the State of California, County of San Diego.  Under the Settlement Agreement, we agreed to pay GSEI an aggregate of $250,000 in installments from June 1, 2009 to November 1, 2010 (the “Settlement Amount”), and in return GSEI has agreed to dismiss the lawsuit.

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

On May 15, 2009, the Company issued 7,000,000 shares of its common stock to Signal Above, LLC pursuant to a Time Brokerage Agreement and its amendment, as disclosed in its Form 8-K filed on May 18, 2009.

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

Results of Operations

Results of Operations for the Year Ended January 31, 2009 Compared to the Year Ended January 31, 2008

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the year ended January 31, 2009 our revenue decreased by $ 3,108,590 to $1,426,865 as compared to $4,535,455 for the year ended January 31, 2008. The decrease results primarily from programming format change.

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

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $ 390,159 to $2,797,995 for the year ended January 31, 2009 from $3,188,154 in 2008. The decrease is attributable to lower corporate expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

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

Interest Expense

Interest expense increased by  $229,280 to $308,106 for the year ended January 31, 2009 from $78,826 in 2008 due to the additional borrowings.

,

Beneficial Conversion Expense

Beneficial conversion expense increased by $ 676,832 to $728,642 for the year ended January 31, 2009 from $51,810 in 2008 due to the increase of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $4,737,845 for the year ended January 31, 2009 as compared to a net loss of $3,055,461 for the year ended January 31, 2008. The increase in net loss is primarily attributable to the decrease in our revenues and increase in interest expense.

Liquidity and Capital Resources

As of January 31, 2009, our Working Capital deficiency is $ 3,811,930 .

Cash used in operating activities was $2,025,3 70 for the year ended January 31, 2009 as compared to $1,054,140 during the year ended January 31, 2008. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

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

We incurred net losses of $4,737,845 and $3,055,461 for the year ended January 31, 2009 and 2008, respectively, and have an accumulated deficit of $14,043,314 at January 31, 2009. As of January 31, 2009, we had total current assets of $175,038 and total current liabilities of $3,986,968 creating a working capital deficiency of $3, 811,930 .

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of January 31, 2009 and the related statements of operations, cash flows and stockholders' deficit for the year then ended have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of approximately $4,738,000 an accumulated deficit of approximately $14,000,000 and a working capital deficiency of approximately $3,812,000.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 20, 2009

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
ASSETS	2009	2008
Current Assets	(Restated)
Cash	$13,877	$396
Accounts receivable, net (Note 4)	137,855	68,036
Prepaid Expenses	13,306	76,222
Note Receivable	10,000	-
Total Current Assets	175,038	144,654

Fixed assets, net (Note 5)	227,785	391,244
Master records, net (Note 6)	-	125,000
Other intangible assets, net (Note 6)	-	176,667
Advances	20,000	20,000

Deposits	13,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$452,319	$1,057,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,138,976	$458,009
Bank overdraft	-	-
Sales tax payable	616	616
Payroll taxes payable (Note 14)	1,112,966	728,350
Accrued Offices' Compensation	504,893	473,786
Equipment loan - current portion (Note 10)	7,248	8,304
Equipment lease - current portion (Note 11)	19,440	19,440
Loans payable (Note 8)	496,000	795,000
Due to related party (Note 7)	69,328	398,783
Judgment payable (Note 17)	296,955	-
Deferred revenues	135,920	301,661
Accrued expenses	57,478	24,508
Payable to shareholders (Note 7)	12,148	239,148
Settlement payable (Note 15)	125,000	-
Stock Payable	10,000	-
Total Current Liabilities	3,986,968	3,447,605

Equipment Loan Payable (Note 10)	2,767	4,767
Equipment Lease Payable (Note 11)	12,960	30,780

TOTAL LIABILITIES	4,002,695	3,483,152

Commitments and contingencies (Note 11)	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 10/31/08 and 01/31/08 (Note 9)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 261,348,938 shares issued and outstanding as of 01/31/09 and 80,552,254 shares issued and outstanding as of 01/31/08 (Note 9)	261,349	80,552

Additional paid-in capital	10,426,270	7,233,835
Deferred compensation	(194,681)	(435,009)
Accumulated Deficit	(14,043,314)	(9,305,469)

Total Stockholders' Deficit	(3,550,376)	(2,426,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$452,319	$1,057,061

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2009	2008
	(Restated)
Revenues:
Advertising revenues	$1,332,957	$4,210,294
Other revenues	93,908	325,161

Total Revenues	1,426,865	4,535,455

Operating expenses	1,969,577	3,916,908
Selling, general and administrative	2,797,995	3,188,154
Depreciation and amortization	320,222	390,260
Stock compensation expense	-	308,333

	5,087,794	7,803,655

Net loss from operations	(3,660,929)	(3,268,200)

Other Expenses:

Loss on sale of intangible assets (Note 16)	40,168	-
Loss on disposition of fixed assets	-	60,025
Gain on extinguishment of debt	-	(403,400)
Interest expense	308,106	78,826
Beneficial conversion expense	728,642	51,810

Net loss before tax benefit	(4,737,845)	(3,055,461)

Tax benefit (Note 19)	-	-

Net loss	$(4,737,845)	$(3,055,461)

Basic and diluted loss per share	(0.05)	(0.04)

Weighted-Average shares used in computation of basic and diluted loss per share	95,637,965	83,571,228

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended January 31, 2009 (Restated) and January 31, 2008

								Total
	Preferred Stock		Common Stock		Additional	Deferred		Stockholders'
	($.001 par value)		($.001 par value)		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	(Deficit)

Balance January 31, 2007	14,492,000	$14,492	5,277,446	$5,277	$4,067,546	$(1,392)	$(6,146,720)	$(2,060,797)

Sale of common stock			50,000	50	49,950			50,000

Cancellation of restricted stock award
to officers and shareholders	(1,175,000)	(1,175)				1,175		-

Restricted stock award	1,100,000	1,100				(100)		1,000
to officers and shareholders

Effect of reversed merger	(14,417,000)	(14,417)	67,651,248	67,651	857,727		(103,288)	807,673

Sale of common stock			1,000,000	1,000	599,000			600,000

Sale of common stock			166,667	167	58,167			58,334

Capital contribution	-	-	-	-	79,737		-	79,737

Beneficial conversion of loans from shareholders					51,810			51,810

Stock issued in exchange for air lease rent			3,000,000	3,000	897,000			900,000

Stock issued in exchange for legal services			406,893	407	95,898			96,305

Restricted stock award to contractor
for future consulting services			3,000,000	3,000	477,000	(480,000)		-

Restricted stock award to contractor
for earned services during the three months ended
January 31, 2008						45,308		45,308

Loss for the year ended
January 31, 2008							(3,055,461)	(3,055,461)

Balance January 31, 2008	-	-	80,552,254	80,552	7,233,835	(435,009)	(9,305,469)	(2,426,091)

Stock options issued to officers for services					6,720			6,720

Stock options issued to lenders in exchange for loans					6,250			6,250

Stock issued in exchange for air lease rent			1,000,000	1,000	91,000			92,000

Stock issued in exchange for consulting services			100,000	100	8,900			9,000

Stock issued in exchange for rent			8,901,182	8,901	80,111			89,012

Beneficial conversion of loans payable					728,642			728,642

Stock issued for conversion of
loans payable			162,917,772	162,918	2,058,366			2,221,284

Restricted stock award to contractor
for earned services during the year ended January 31, 2009						240,328		240,328

Sale of common stock	-	-	7,700,000	7,700	69,300	-	-	77,000

Capital contribution	-	-	-	-	88,228		-	88,228

Stock options exercised by officers			177,730	178	54,918			55,096

Loss for year ended
January 31, 2009							(4,737,845)	(4,737,845)

Balance January 31, 2009 (Restated)	-	-	261,348,938	261,349	10,426,270	(194,681)	(14,043,314)	(3,550,376)

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	January 31,	January 31,
	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,737,845)	$(3,055,461)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	320,222	390,260
Loss on sale of intangible assets	40,168	-
Loss on disposal of fixed assets	-	60,025
Beneficial conversion of loans from shareholders	728,642	51,810
Stock options issued to officers for services	6,720	-
Stock options issued to lenders in exchange for loans	6,250	-
Stock compensation for consulting services	249,328	46,308
Stock compensation for legal services	-	96,305
Stock issued for air lease rent	92,000	900,000
Stock issued for rent	89,012	-
Stock issued for interest expense	110,286	-
Loan exchange for accounts receivable	(25,000)	-
Intangible assets exchange for deferred revenue	109,832	-
Non-cash stock based compensation	-	308,333
Settlement of notes payable as interest	(97,000)	-
Extinguishment of Debt	-	(403,400)
Changes in operating assets and liabilities:
(Increase) in note receivable	(10,000)	-
(Increase) in accounts receivable	(69,819)	600
(Increase) decrease in prepaid expenses	62,915	91,982

Increase in accounts payable	680,967	63,139
Increase in stock payable	10,000	-
Increase in sales tax payable	-	(276)
Increase in accrued officers' compensation	31,107	93,957
Increase in accrued expenses	32,970	16,963
Increase in deferred revenue	(165,741)	(150,739)
Increase in settlement payable	125,000	-
Increase in payroll liabilities	384,616	443,619
Increase in other current liabilities	-	(7,565)
Total adjustments	2,712,475	2,001,321
NET CASH USED BY OPERATING ACTIVITIES	(2,025,370)	(1,054,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	-	(14,000)
Fixed assets	(15,096)	(103,044)
Deposits	170,000	42,000
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	154,904	(75,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	1,347,000	355,000
Increase (decrease) in equipment loan - current portion	(1,056)	-
Equipment loan repayments	(2,001)	(9,192)
Proceeds from loans from shareholders	375,000	454,030
Repayments of loans from shareholders	(5,000)	(163,000)
Repayments of loans from related parties	(12,500)	(5,000)
Repayment of judgment payable	(20,000)	-
Equipment lease repayments	(17,820)	(19,440)
Capital Contributions	88,228	79,737
Sale of common stock	77,000	400,000
Options exercised by officers	55,096	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,883,947	1,092,135

NET INCREASE IN CASH	13,481	(37,048)

CASH: Beginning of period	396	37,444
End of period	$13,877	$396

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$58,164	$130,636
Non Cash Financing and Investing Activities:
Stock issued for conversion of loans to shareholders	$596,999	$877,000
Stock issued for air lease rent	-	900,000
Stock issued for future consulting services	-	480,000
Stock issued for prior legal services	-	96,305
Stock issued for conversion of loans from third parties	$1,295,000	$-
Preferred stock issued for services	$-	$1,100
Stock issues for compensation	$-	$308,333
Extinguishment of debt	$-	$416,866

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the years
ended January 31, 2009 and 2008)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

On May 19, 2009, Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”), independent registered public accounting firm of Mega Media, a Nevada corporation (the “Company”), informed the Company and the management, and the Board of Directors of the Company concluded, that the Company’s previously issued financial statements as of and for the year ended 2009, as included in the Current Report on Form 10-K filed with the Security Exchange Commission (the “Commission”) on May 18, 2009 (the “May 18, 2009 Form 10-K”), should not be relied upon.

The following are explanations of the restatement adjustments and presentation of the affected accounts in the consolidated balance sheet and statement of operations as previously reported and restated.

The company restated its previously reported interest expense as a result of the incorrect calculation of interest expense on notes issued during 2009.

The consolidated financial statements as of January 31, 2009 and for the year then ended, and the notes thereto, have been restated to include the items identified in the above. The following financial statement line items were impacted:
	As previously
	reported	Restated
	January 31	January 31
Consolidated Balance Sheets	2009	2009

Accrued revenues	$54,955	$-
Note receivable	$1,400,000	$-
Accrued expenses	$158,201	$57,478
Due to related party	$366,283	$69,328
Settlement payable	$-	$125,000
Judgment payable	$-	$296,955
Note payable	$1,497,000	$-
Additional paid in capital	$10,784,132	$10,426,270
Accumulated deficit	$(14,418,943)	$(14,043,314)

Consolidated Statements of Operations

Other revenues	$148,862	$93,908
Total Revenues	$1,481,820	$1,426,865
Net loss from operatiions	$(3,605,974)	$(3,660,929)
Interest expense	$380,828	$308,106
Beneficial conversion expense	$1,086,504	$728,642
Net loss before tax benefit	$(5,113,474)	$(4,737,845)
Net loss	$(5,113,474)	$(4,737,845)

NOTE-2 – ORGANIZATION AND NATURE OF BUSINESS

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

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $14,043,314 and $9,305,469 at January 31, 2009 and 2008 respectively that includes net losses of $4,737,845 and $3,055,461 for the years ended January 31, 2009 and 2008 respectively and a working deficit of $3,811,930 and $3,302,951 at January 31, 2009 and 2008 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE-3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’ consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as mended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Company does not complete any business combination in the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	January 31, 2009	January 31, 2008
Accounts receivable-trade	$150,855	$81,036
Allowance for doubtful accounts	(13,000)	(13,000)
	$137,855	$68,036

NOTE 5 – FIXED ASSETS

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

NOTE 6 – INTANGIBLE ASSETS

	January 31, 2009	January 31, 2008
Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Notes 2 & 15)	-	200,000
Less accumulated amortization	(320,676)	(219,009)
	$-	$301,667

Amortization expense was $141,667 and $219,009 for the years ended January 31, 2009 and 2008.

NOTE 7 – LOANS FROM SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

In June 2007 the Company entered into debt conversion agreements with the Company's shareholders according to which loans from shareholders and certain loans due to related party in the amount of $877,000 were converted into shares of common stock at the conversion prices of $0.30 and $0.25 per share. These conversion agreements were part of the reverse merger agreement between the company and Family Healthcare Solutions, Inc., a Nevada Corporation (see note 13).

In January 2008 the Company borrowed two loans of $100,000 each from the shareholders. Each loan has a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $51,810 at the date of issuance of the loans.

At January 31, 2008 total loans payable to shareholders of $239,148 and due to related party of $398,783 mature in various amounts from July 11, 2008 to January 24, 2009 and have a stated interest rate of 9%.

On April 21, 2008, the Company paid $12,500 on related party note payable.

During the year ended January 31, 2009, the Company borrowed from its shareholders five loans of $50,000, $50,000, $75,000 ($5,000 was repaid), $50,000 and $150,000 a total of $375,000.

On January 16, 2009 the Company issued to certain shareholders 63,651,741 common shares in exchange for satisfaction of the loans from shareholders for the principles of $596,999 and accrued interest of $39,518.41, at conversion prices of $0.01 per share.

At January 31, 2009 total loans payable to shareholders of $12,148 and due to related party of $69,328.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $0 and $176,130 at January 31, 2009 and January 31, 2008 respectively.

On July 14, 2008 the Company entered into an asset purchase agreement with Dr. Lev Paukman, a director of the Company (see Note 16).

NOTE 8 - LOANS PAYABLE

During fiscal 2006, the Company borrowed two loans of $220,000 each, a total of $440,000 payable on June 7, 2008, with the maturity date subsequently extended June 7, 2009. The interest rate is the UBS Rate plus 5.5%.

During 2007, the Company borrowed $250,000 from First Capital Invest Corp (“FCIC”), Swiss-based financial institution. Loan is payable in six months from the inception.

On July 15, 2008, the Company issued to FCIC 2,729,014 common shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301.37, at conversion price 0.10 per share.

In August 2007, the Company borrowed $105,000 from Ocean Bridge, Inc. Loan has interest payable on the unpaid balance at the rate of 12%.

On January 16, 2009, the Company issued a credit for radio advertising to satisfy in part the Loan Agreement dated August 17, 2007, for principle of $25,000.00.

On January 16, 2009 the Company issued to Ocean Bridge, Inc. 9,794,220 common shares to satisfy in part the Loan Agreement dated August 17, 2007, for outstanding principle of $80,000.00 and accrued interest of $17,942.20, at a conversion price 0.01 per share.

In February 2008 the Company borrowed $90,000 from ESJA Enterprises Inc. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on August 20, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $77,894 at the date of issuance of the loan.

On January 16, 2009 the Company issued to ESJA Enterprises, Inc. 9,000,000 common shares to satisfy in part the Loan Agreement dated February 21, 2008, for principle of $90,000.00, at a conversion price 0.01 per share.

In February 2008 the Company borrowed $100,000 from FD Import & Export Corp. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on September 28, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $100,000 at the date of issuance of the loan.

On August 29, 2008 the Company issued to FD Import & Export Corp. 3,519,308 common shares to satisfy in part the Loan Agreement dated February 28, 2008, for principle of $71,512.33, at a conversion price 0.02032 per share.

In March 2008 the Company borrowed another $100,000 from FD Import & Export Corp. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on September 28, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $64,031at the date of issuance of the loan.

On January 16, 2009 the Company issued to FD Import & Export Corp 14,176,742 common shares to satisfy the Loan Agreement dated February 28, 2008, for outstanding principle of $28,487.67 and Loan Agreement dated March 10, 2008, for principle of $100,000 and total accrued interest of $13,279.75, at a conversion price 0.01 per share.

On March 25, 2008 the Company borrowed $75,000 from Tangiers Investors LP. Loan has interest payable on the unpaid balance at the rate of 9.9%. Loan matures on March 24, 2010. Loan has a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 30% to market value, with a conversion price limit not to exceed $.50 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $0 at the date of issuance of the loan.

On October 2, 2008, the Company issued to Tangiers Investors LP 443,656 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $5,000, at conversion price 0.01127 per share.

On January 5, 2009, the Company issued to Tangiers Investors LP 350,878 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price 0.0057 per share.

On January 16, 2009, the Company issued to Tangiers Investors LP 571,428 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price 0.0035 per share.

On May 29, 2008 the Company borrowed $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of May 28, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $24,309 at the date of issuance of the loan.

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,229,435 common shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $814, at conversion price 0.0820 per share.

On June 16, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 15, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $ 14,679 at the date of issuance of the loan.

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price 0.0820 per share.

On July 1, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 30, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $ 38,804 at the date of issuance of the loan.

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 500,000 shares of the Company's common stock at a price of $0.11 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $4,350.

On August 6, 2008, the Company issued to Jaworek Capital LLC 3,241,099 common shares in exchange for satisfaction of the Loan Agreement dated July 1, 2008, for the principal of $100,000 and accrued interest of $863, at conversion price 0.0311 per share.

On July 31, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 30, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $20,192 at the date of issuance of the loan.

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 150,000 shares of the Company's common stock at a price of $0.075 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On August 8, 2008, the Company issued to Jaworek Capital LLC 3,138,239 common shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $100,000 and accrued interest of $173, at conversion price 0.0319 per share.

On August 29, 2008 the Company borrowed $110,000 from Steven Fruman. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 25, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.20 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $0 at the date of issuance of the loan.

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 1,000,000 shares of the Company's common stock at a price of $0.05 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On January 16, 2009, the Company issued to Steven Fruman 12,450,000 common shares in exchange for satisfaction of the Loan Agreement dated August 29, 2008, for the principal of $110,000 and Loan Agreement dated May 12, 2008, for the principle of $10,000 and a total accrued interest of $4,500, at conversion price 0.01 per share.

On September 11, 2008 the Company borrowed $62,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of September 25, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.20 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $26,571 at the date of issuance of the loan.

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 85,000 shares of the Company's common stock at a price of $0.05 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On January 16, 2009, the Company issued to Jaworek Capital LLC 6,322,301 common shares in exchange for satisfaction of the Loan Agreement dated September 11, 2008, for the principal of $62,000 and accrued interest of $1,223, at conversion price 0.01 per share.

On October 24, 2008 the Company borrowed $50,000 from Inga Fruman. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of November 24, 2008.

On January 16, 2009, the Company issued to Inga Fruman 5,108,493 common shares in exchange for satisfaction of the Loan Agreement dated October 24, 2008, for the principal of $50,000 and accrued interest of $1,085, at conversion price 0.01 per share.

On December 1, 2008 the Company borrowed $250,000 from Robert Catell. Loan had interest payable on the unpaid balance at the rate of 10% with the initial maturity date as of June 1, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.20 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $82,447 at the date of issuance of the loan.

On January 16, 2009, the Company issued to Robert Catell 25,335,616 common shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356, at conversion price 0.01 per share.

NOTE 9 - PREFERRED AND COMMON STOCK

During the fiscal year ended January 31, 2008:

In April 2007 the Company sold 50,000 of its $.001 par value common shares to unrelated investors in private placements for $1.00 per share for proceeds of $50,000.

In June 2007 the Company entered into stock conversion agreements with the Company's shareholders according to which all preferred shares issued to shareholders in the amount of $14,417 shall be converted into shares of common stock at the par value of 0.001 per share. These conversion agreements were part of the exchange agreement between the Company and Family Healthcare Solutions, Inc., a Nevada Corporation (see Note 7).

In June 2007 as discussed, in Note 7, the Company entered into debt conversion agreements with the Company's shareholders according to which loans from shareholders and certain loans from related party in the amount of $877,000 shall be converted into shares of common stock at the conversion prices of $0.30 and 0.25 per share.

In July 2007 the Company sold 1,000,000 of its $.001 par value common shares to unrelated investors for $0.30 per share for proceeds of $300,000. Market value of the common stock at the time of sale was $0.60 per share.

In August 2007 the Company sold 166,667 of its $.001 par value common shares to unrelated investors for $0.30 per share for proceeds of $50,000. Market value of the common stock at the time of sale was $0.35 per share.

On November 1, 2007, the Company issued to its attorney 177,420 unrestricted shares of common stock in pay of past and future legal services. Market value of the common stock at the time of agreement was $0.31 per share.

On November 9, 2007, the Company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock as a part of new Time Brokerage Agreement (see Note 10). Market value of the common stock at the time of agreement was $0.30 per share.

On November 23, 2007, the Company issued to Ronn Torrossian, an independent consultant, 3,000,000 restricted shares of common stock as a part of new Consulting Agreement (see Note 11). Market value of the common stock at the time of agreement was $0.16 per share.

On January 16, 2008, the Company issued to its attorney 229,473 unrestricted shares of common stock in pay of past and future legal services. Market value of the common stock at the time of agreement was $0.18 per share.

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

In May 2008 the Company issued 100,000 common shares to its contractor in exchange for consulting services worth $20,000. Market value of the stock at the time of agreement was $0.09 per share.

On July 1, 2008, as discussed in the Note 11, the Company issued to Island Broadcasting, Inc 1,000,000 of the Company’s $.001 common shares for $0.11 per share for satisfaction of the payment postponement agreement.

On July 2, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price 0.0820 per share.

On July 2, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price 0.0820 per share.

During the year ended January 31, 2009 Dr. Paukman, a director of the Company made capital contributions in the amount of $88,228 to VSE Magazine, Inc as additional paid-in capital. No common stock issued.

On July 15, 2008, as discussed in the Note 8, the Company issued to FCIC 2,729,014 common shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301, at conversion price 0.10 per share.

On August 6, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 3,241,099 common shares in exchange for satisfaction of the Loan Agreement dated July 1, 2008, for the principal of $100,000 and accrued interest of $863, at conversion price 0.0311 per share.

On August 8, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 3,138,239 common shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $100,000 and accrued interest of $173, at conversion price 0.0319 per share.

On August 29, 2008, as discussed in the Note 8, the Company issued to FD Import & Export Corp. 3,519,308 common shares to in partial satisfaction of the Loan Agreement dated February 28, 2008, for principle of $71,512, at a conversion price 0.02032 per share.

On October 2, 2008, as discussed in the Note 8, the Company issued to Tangiers Investors LP 443,656 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $5,000, at conversion price 0.01127 per share.

On October 13, 2008, as discussed in the Note 15, the Company issued to Golden Gate Investors, Inc 131,579 common shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $1,000, at conversion price 0.0076 per share.

On November 11, 2008, as discussed in the Note 15, the Company issued to Golden Gate Investors, Inc 500,000 common shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $2,000, at conversion price 0.004 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Tangiers Investors LP 571,428 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price 0.0035 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 6,322,301 common shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $62,000 and accrued interest of $1,223, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to FD Import & Export Corp 14,176,742 common shares to satisfy the Loan Agreement dated February 28, 2008, for outstanding principle of $28,488 and Loan Agreement dated March 10, 2008, for principle of $100,000 and total accrued interest of $13,280, at a conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to ESJA Enterprises Inc 9,000,000 common shares in exchange for satisfaction of the Loan Agreement dated February 21, 2008, for the principal of $90,000, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Ocean Bridge, Inc 9,794,220 common shares in exchange for satisfaction of the Loan Agreement dated August 17, 2008, for the outstanding principal of $80,000 and accrued interest of $17,942, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Steven Fruman 12,450,000 common shares in exchange for satisfaction of the Loan Agreement dated August 29, 2008, for the principal of $110,000 and Loan Agreement dated May 12, 2008, for the principle of $10,000 and a total accrued interest of $4,500, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Inga Fruman 5,108,493 common shares in exchange for satisfaction of the Loan Agreement dated October 24, 2008, for the principal of $50,000 and accrued interest of $1,085, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Robert Catell 25,335,616 common shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356, at conversion price 0.01 per share.

On January 16, 2009, as discussed in the Note 7, the Company issued to certain shareholders 63,651,741 common shares in exchange for satisfaction of the loans from shareholders for the principles of $596,999 and accrued interest of $39,518, at conversion prices of $0.01 per share.

In January 2009 the Company sold 7,700,000 of its $.001 par value common shares to unrelated investors at $0.01 per share for proceeds of $77,000.

On January 16, 2009, the Company issued 8,901,182 shares at $0.01 per share to satisfy its rent obligations for a total of $89,012.

NOTE 10 – EQUIPMENT LOANS PAYABLE

	January 31, 2009	January 31, 2008
Equipment loans consist of the following:

Raritan Bay FCU ("RBFCU")	$-	$-
Chrysler Credit ("CC")	10,015	13,071
	10,015	13,071
Less current portion	7,248	8,304
	$2,767	$4,767

The loan from RBFCU is payable in 72 monthly loan payments of $899 that include principal and interest at 6.75% per annum and matures on September 1, 2011.  The loan is secured by the vehicle purchased. The August 2007 loan was terminated and vehicle was returned to the lender.

The loan payable to CC is payable in 60 monthly payments of $782 which includes principal and interest at 6.75% per annum and matures on July 9, 2010.  The loan is secured by the truck purchased.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

During the year ended January 31, 2008, the Company paid $2,853,775 for airtime.

On April 28, 2008 Echo Broadcasting made a payment postponement agreement with Island Broadcasting Company. According to this provision, Echo Broadcasting will pay an annual interest rate charge of 8% on all outstanding monthly balances. In addition Echo Broadcasting will pay a fee of 200,000 restricted shares of the Company’s common stock per month for each month for which payment is not made. All shares are due to be issued on July 1, 2008. Accordingly, on July 1, 2008 the Company issued 1,000,000 of its $.001 par value common shares to Island Broadcasting. Market value of the common stock at the time when additional provision to the Time Brokerage Agreement was adopted was $0.11 per share.

On January 9, 2009, Echo Broadcasting amended its Time Brokerage Agreement (the "Amendment Agreement"), originally dated November 1, 2005 and amended November 7, 2007, with Island Broadcasting Company ("Island"). Pursuant to the Amendment Agreement, Echo shall make payments of $150,000 to Island on the following dates: February 1, March 1, April 1 and May 1, 2009. In addition, the amount that was due on December 31, 2008 which is approximately $1,640,000 shall be reduced by half, and paid $500,000 on March 1, 2009 and $320,000 on May 15, 2009. The $250,000 that was due on January 1, 2009, and the additional $100,000 due on February 1, March 1, April 1 and May 1, 2009 shall be waived. Payments of $250,000 per month, per the November 7, 2007 agreement, as disclosed in our Form 8-K on November 15, 2008, will commence on June 1, 2009 and continue thereafter. Additionally, the revenue sharing fees of the November 7, 2007 agreement shall be waived up to June 1, 2009 and continue thereafter. Effective June1, 2009, Echo will adhere to the original agreement and its amendment date November 7, 2007.

Both parties also agreed that the Amendment Agreement will be terminated at 5PM on the above due dates if any of the amounts stated above are not paid to Island on or before the due dates

During the year ended January 31, 2009 and 2008, the Company paid $1,635,910 and $2,853,775 for airtime, respectively.

Remaining commitments under the Agreement are as follows:

Year Ending January 31,
2010	2,700,000
2011	3,410,000
2012	3,751,000
2013	4,006,100
2014	2,688,200
$16,555,300

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

Capital Lease

On October 4, 2006 the Company entered into a lease agreement for equipment, which expires on April 30, 2011. During the years ended January 31, 2009 and 2008 the Company paid $17,820 and $19,440 in lieu of the lease respectfully. The commitments under the lease agreement mature as follows:

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

The Company and Mr. Shvarts ("we") deny the allegations made in the complaint and intend to vigorously contest the allegations. We believe that we did not enter into any of the above referenced notes with the Plaintiffs and none of the notes or related legal documents were signed or executed on behalf of the Company or our CEO. We are in the process of retaining counsel to represent us in this matter and to file a counterclaim for damages based on breach of contract by the Plaintiffs.

NOTE 12 - STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation for all such compensation awarded beginning February 1, 2006 under FASB Statement No. 123R, Accounting for Stock-Based Compensation. For employee stock-based compensation awarded prior to January 1, 2006, the Company accounted for such compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

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

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At January 31, 2009, Ronn Torrosian earned consulting fees in the amount of $285,636. The remaining value of the Ronn Torrosian’s future services in the amount of $194,681 are included in deferred compensation in the equity section of the balance sheets at January 31, 2009.

NOTE 13 – REVERSED MERGER

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

NOTE 14 - PAYROLL TAXES

The Company has outstanding payroll taxes payable as of January 31, 2009 and January 31, 2008. As of January 31, 2009, the Company has recorded an estimate for interest and penalties that are due to the company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

	January 31,	January 31,
	2009	2008

Payroll taxes payable	$997,152	$728,350
Penalties and interest	115,814	-
Accrued payroll and payroll taxes	$1,112,966	$728,350

The Company implemented a payment plan with Internal Revenue Service.

NOTE 15 – SETTLEMENT PAYABLE

On April 18, 2008, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. The aggregate purchase price was $1,500,000 for the initial tranche and the investment was as follows:

The Securities Purchase Agreement includes two tranches. The initial tranche consists of a 7.00% convertible debenture (the "Debenture") issued by the Company, in exchange for $100,000 in cash and a 7.25% Secured Promissory Note  for $1,400,000 issued by the Golden Gate Investors, Inc which matures on May 31, 2012. The Promissory Note contains a prepayment provision which requires the Golden Gate Investors, Inc to make prepayments of interest and principal of $200,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment is that shares of the Company's common stock issued pursuant to the conversion rights under the debenture must be freely tradable under Rule 144 of the Securities Act of 1933, as amended. Pursuant to the terms of the debenture, the Golden Gate Investors, Inc shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of this debenture into fully paid and non-assessable shares of the Company's Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of the debenture shall be determined by dividing the amount of principal and accrued interest to be converted ("Conversion Amount") by the applicable conversion price then in effect on the date specified in the notice of conversion, as set forth in Exhibit A to the Debenture (the "Notice of Conversion"). The conversion price shall be equal to the lesser of: (i) $0.50 or (ii) the average of the lowest three (3) volume weighted average prices of the Company's Common Stock as reported on the OTC Bulletin Board (the "Volume Weighted Average Price") during the twenty (20) trading days prior to the date of the Conversion Notice (the "Conversion Date") multiplied by .75. As described in the respective instruments, the Debenture provides for an upward adjustment of the interest rate under certain circumstances and the Promissory Note provides for a downward adjustment of the interest rate under certain circumstances. In addition the Golden Gate Investors, Inc is required to prepay $250,000 of the Promissory Note issued on April 18, 2008 on the five month anniversary of the purchase of the Debenture that occurred on April 18, 2008, provided that certain conditions set forth in the Securities Purchase Agreement are satisfied.

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

The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $285,715 at the date of issuance of the loan.

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

On October 13, 2008, the Company issued to Golden Gate Investors, Inc 131,579 common shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $1,000, at conversion price 0.0076 per share.

On May 13, 2009, the Company and Golden State Equity Investors, Inc., f/k/a Golden Gate Investors, Inc.(“GSEI”) entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) to settle that certain lawsuit filed by GSEI against the Company on March 16, 2009 in the Superior Court of the State of California, County of San Diego.  Under the Settlement Agreement, the Company agreed to pay GSEI an aggregate of $250,000 in installments from June 1, 2009 to November 1, 2010 (the “Settlement Amount”), and in return GSEI has agreed to dismiss the lawsuit.

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

Note payable – Golden Gate Investors, Inc.	$1,497,000
Less: Note receivable	1,400,000
Remaining payable	97,000
Additional settlement adjustment	28,000
Settlement payable	$125,000

NOTE 16 – SALE OF INTANGIBLE ASSETS

On July 14, 2008 the Company entered into an asset purchase agreement with Dr. Lev Paukman, a director of the Company (the "Buyer").

Pursuant to the terms of the agreement, the Company sold certain business assets of its wholly-owned subsidiary, VSE Magazine, to the Buyer. The Buyer will assume an advertising credit of $109,832 owed to KSP. The Buyer will also assume advertising credits in the magazine from clients that the Company or Echo Broadcasting Group, a wholly-owned subsidiary of the Company, might direct up to the amount of $50,000. In the event there are no advertising client credits then the buyer will pay the seller $10,000 cash.

VSE Magazine, Inc. is a Russian language publication currently operating under the trade name "METPO" that is distributed in the greater New York metro area.

As a result of the above-mentioned assets and share purchase agreement, the Company incurred losses from the proceeds of the sale of the assets in the amount of $40,168.

NOTE 17 – JUDGMENT PAYABLE

On September 3, 2008, the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by David Kokakis (the “Plaintiff”).  In this Motion, filed in Supreme Court of the State of New York on September 3, 2008, David Kokakis alleged that the Company has filed to make payments due on a series of notes issued by the Company, and filed to make payments of interest due on these notes.  David Kokakis asked the court to enter judgment in his favor in the total amount of $329,500 allegedly due under the notes, plus accrued interest.

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

Initial judgment payable	$316,955
Less: payments to date	20,000
$296,955

NOTE 18 - SEGMENT DATA

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

Year Ended January 31, 2008

	Radio VSE	Recorded Music	Corporate	Metro	Other	Total
Revenue	$4,227,882	$70,000	$38,345	$155,806	$43,421	$43,421
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	-	-	-	60,025
Stock compensation expense	-	-	308,333	-	-	308,333
Gain on extinguishment of debt	-	-	(403,400)	-	-	(403,400)
Interest expenses	64,019	-	66,617	-	-	130,636
Beneficial Conversion	-	-	51,810	-	-	51,810

Net (loss) before tax benefit	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$(1,100)	$(3,055,461)

Year Ended January 31, 2009

		Recorded
	Radio	Music	Corporate	Metro	Other	Total
Revenue	$1,314,528	$3,213	$7,786	$101,338	$-	$1,426,865
Direct operating expenses	1,838,048	-	-	131,530	-	1,969,577
Selling, general and
administrative expenses	1,769,631	417	995,630	31,479	837	2,797,995
Depreciation and amortization	64,317	134,560	104,315	16,667	363	320,222
Loss on sale of intangible assets	-	-	-	40,168	-	40,168
Interest expense	95,893	-	212,213	-	-	308,106
Beneficial Conversion	-	-	728,642	-	-	728,642

Net (loss) before tax benefit	$(2,453,361)	$(131,764)	$(2,033,014)	$(118,506)	$(1,200)	$(4,737,845)

NOTE 19 – INCOME TAXES

Due to the Company’s net loss, there was no provision for income taxes.  The Company has net operating loss carry forwards for income tax purposes of approximately $8,200,000 at January 31, 2009, and $6,100,000 at January 31, 2008.  These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2026.  The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company’s Tax provision were as follows:	January 31,	January 31,
	2009	2008

Current income tax (benefit) expense	$(2,080,000)	$(1,375,000)
Deferred income tax expense (benefit)	2,080,000	1,375,000
	$-	$-

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended January 31, 2009 and 2008:

	January 31,	January 31,
	2009	2008

Tax expense (benefit) at Federal rate (34%)	$(1,610,000)	$(1,088,000)
State and local income tax, net of Federal benefit	(548,000)	(331,000)
Effect of nondeductible expenses	78,000	44,000
Change in valuation allowance	2,080,000	1,375,000
Net income tax (benefit) allowance	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:	January 31,	January 31,
	2009	2008

Net operating loss carry forward	$4,655,000	$2,575,000
Valuation allowance	(4,655,000)	(2,575,000)
Net deferred tax assets	$-	$-

The Company recognized no income tax benefit for the losses generated for the periods through January 31, 2009.

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

NOTE 20 – SUBSEQUENT EVENTS

On February 10, 2009, the Company entered into a share purchase agreement ("Share Purchase Agreement") with Robert Catell (the "Buyer"), pursuant to which the Company issued to the Buyer 7,000,000 shares of our common stock for a total of $70,000 at the closing of the transaction. The closing date is February 10, 2009.

On February 27, 2009, the Company and Aleksandr Shvarts, President and CEO of the Company (collectively, the "Third-Party Defendants"), were served with a third-party summons and counterclaim filed by Eric Schwartz, the original defendant (the "Third-Party Plaintiff"). The counterclaim is grounded in the Third-Party Defendants' failure to repay certain loan agreement. The Third-Party Plaintiff alleged: (i) fraudulent representations against the Third-Party Defendants stemming from alleged representations that common stock of the Company will be issued to plaintiff when the Company becomes a public company and said shares of common stock will satisfy the amount owed under the loan agreement, and (ii) that the Company has been unjustly enriched in the amount of not less than $425,000 by virtue of its receipt of $425,000 from plaintiff. The case was filed in the Supreme Court of the State of New York, County of New York. The Third-Party Plaintiff seeks indemnification of not less than $1,000,000 from the fraudulent representations and not less than $425,000 plus accrued interest because of unjustified enrichment, all in the sum of not less than $1,425,000. The Company and Mr. Shvarts deny the allegations made in the counterclaim and intend to vigorously contest the allegations. The Company has retained Nesenoff & Miltenberg, LLP as our legal counsel in this matter.

On April 27, 2009, Echo Broadcasting Group, Inc., a subsidiary of the Company, entered into certain amended time brokerage agreement (the "Amended and Restated TBA"), originally dated November 1, 2005, as amended November 7, 2007, and further amended January 9, 2009 (collectively, the "Original TBA"), with Island Broadcasting Company ("Island"), pursuant to which the Company issued 25,279,614 shares of our common stock to Island to satisfy unpaid fees of $1,090,000 under the Original TBA owned by Echo on April 27, 2009. Both parties agreed that the Amended and Restated TBA shall satisfy the obligation of Echo and Island shall have no obligation to provide any other consideration for the shares issued above. There are 295,753,677 shares of our common stock outstanding as of to date. Upon issuance of 25,279,614 shares of common stock, Island holds a total of 29,279,614 shares, which represent 9.9% of the Company's common stock.

From April 27, 2009 to April 30, 2009, the Company entered into 9% convertible promissory notes (the "Notes") with certain investors (the "Holders") for an aggregate of $193,000. The maturity date of these Notes is October 1, 2009. Pursuant to the terms of the Notes, the Holders shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of these Notes into fully paid and non-assessable shares of Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of these Notes shall be determined by dividing the amount of principal and accrued interest to be converted ("Conversion Amount") by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the "Notice of Conversion"). The Conversion Price shall be equal to the average closing bid price of the Common Stock (as reported by Bloomberg L.P.) on the OTC Bulletin Board for the ten (10) trading days prior to the date of the Conversion Notice (the "Conversion Date") multiplied by .80 provided that the Notice of Conversion is submitted by to our company before 6:00 p.m., New York, New York time on such Conversion Date. However, the Conversion Price shall not exceed $0.05.

On May 15, 2009, the Company entered into a Time Brokerage Agreement (the “TBA”) with Signal Above, LLC, a Virginia limited liability company (“Signal Above”). Signal Above is the holder of the license issued by the Federal Communications Commission for analog Low Power Television Station WDCN-LP.  The effective date of the TBA is June 1, 2009.  The station is currently licensed to operate on channel 6 and is currently operating with an analog signal. Under the TBA, the Company will supply music-oriented, predominantly English audio programming to the audio service until May 31, 2014. On the same day, the Company entered into an amendment to TBA with Signal Above pursuant to which the Company will pay $50,000 to Signal Above and 7,000,000 shares of common stock of the Company, which is equal to $100,000, as license fee on or before May 19, 2009.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, despite the restatement of our financial statement for the year ended January 31, 2009 in this Form 10-K, because the error in interest expense was based on the incorrect calculation of interest expense on notes issued after January 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Aleksandr Shvarts,	2008	$180,000	0	0	0	1,680	0	0	181,680
CEO & Director	2007	$180,000	0	0	0	0	0	0	$180,000

Gennady Pomeranets,	2008	$60,000	0	0	0	1,680	0	0	61,680
CFO	2007	$60,000	0	0	0	0	0	0	$60,000

Dr. Elan Kaufman,	2008	$0	0	0	0	1,680	0	0	1,680
Director	2007	$0	0	0	0	0	0	0	$0

Dr. Lev Paukman,	2008	$0	0	0	0	1,680	0	0	1,680
Director	2007	$0	0	0	0	0	0	0	$0

Kurt Dalmata,	2008	$0	0	0	0	0	0	0	$0
Director (1)	2007	$0	0	0	0	0	0	0	$0

Ronn Torossian,	2008	$0	0	240,328	0	0	0	0	$240,328
Executive Director of Marketing	2007	$0	0	45,308	0	0	0	0	$45,308

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2007, we entered into debt conversion agreements with the Company’s shareholders according to which loans from shareholders and certain loans due to related party in the amount of $877,000 were converted into shares of common stock at the conversion prices of $0.30 and $0.25 per share. These conversion agreements were part of the reverse merger agreement between the Company and Family Healthcare Solutions, Inc., a Nevada Corporation.

In January 2008, we borrowed two loans of $100,000 each from the shareholders. Each loan has a beneficial conversion clause providing the option that the loan can be converted into our common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share.

At January 31, 2008 total loans payable to shareholders of $239,148 and due to related party of $398,783 mature in various amounts from July 11, 2008 to January 24, 2009 and have a stated interest rate of 9%.

On April 21, 2008, the Company paid $12,500 on related party note payable.

During the year ended January 31, 2009, the Company borrowed from its shareholders five loans of $50,000, $50,000, $75,000 ($5,000 was repaid), $50,000 and $150,000 a total of $375,000.

On January 16, 2009 the Company issued to certain shareholders 63,651,741 common shares in exchange for satisfaction of the loans from shareholders for the principles of $596,999 and accrued interest of $39,518.41, at conversion prices of $0.01 per share.

At January 31, 2009 total loans payable to shareholders of $12,148 and due to related party of $69,328.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $0 and $176,130 at January 31, 2009 and January 31, 2008 respectively.

On July 14, 2008 the Company entered into an asset purchase agreement with Dr. Lev Paukman, a director of the Company (the “Buyer”). Pursuant to the terms of the agreement, the Company sold certain business assets of its wholly-owned subsidiary, VSE Magazine, to the Buyer. The Buyer will assume an advertising credit of $109,832 owed to KSP. The Buyer will also assume advertising credits in the magazine from clients that the Company or Echo Broadcasting Group, a wholly-owned subsidiary of the Company, might direct up to the amount of $50,000. In the event there are no advertising client credits then the buyer will pay the seller $10,000 cash. VSE Magazine, Inc. is a Russian language publication currently operating under the trade name “METPO” that is distributed in the greater New York metro area. As a result of the above-mentioned assets and share purchase agreement, the Company incurred losses from the proceeds of the sale of the assets in the amount of $40,168.

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

MEGA MEDIA GROUP, INC.

Date: May 21 , 2009	By:	/s/ Alex Shvarts
Alex Shvarts
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Shvarts	Chief Executive Officer and Director	May 21 , 2009
Alex Shvarts

/s/Gennady Pomeranets	Chief Financial Officer	May 21 , 2009
Gennady Pomeranets

/s/ Elan Kaufman	Director	May 21 , 2009
Elan Kaufman

/s/ Lev Paukman	Director	May 21 , 2009
Lev Paukman