Form 10-Q/A
period 2008-04-30
MEGA MEDIA GROUP INC
filed 2009-06-19
CIK 1063262

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

PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2008	2008
	(Unaudited)
	(Restated)
ASSETS
Current Assets
Cash	$-	$396
Accounts receivable, net (Note 4)	146,186	68,036
Accrued revenues	3,222	-
Prepaid Expenses	53,227	76,222
Total Current Assets	202,635	144,654

Fixed assets, net (Note 5)	346,821	391,244
Master records, net (Note 6)	125,000	125,000
Other intangible assets, net (Note 6)	166,667	176,667
Advances	20,000	20,000
Note Receivable-Golden Gate Investors (Note 15)	1,400,000	-
Deposits	183,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$2,460,619	$1,057,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$760,649	$458,009
Bank overdraft	14,178	-
Sales tax payable	616	616
Payroll taxes payable (Note 14)	862,338	728,350
Accrued Offices' Compensation	491,806	473,786
Equipment loan - current portion (Note 10)	8,304	8,304
Equipment lease - current portion (Note 11)	19,440	19,440
Loans payable (Note 8)	1,160,000	795,000
Due to related party (Note 7)	386,283	398,783
Deferred revenues	285,869	301,661
Accrued expenses	57,029	24,508
Payable to shareholders (Note 7)	364,148	239,148
Stock Payable (Note 11)	44,000	-
Total Current Liabilities	4,454,661	3,447,605

Equipment Loan Payable (Note 10)	3,383	4,767
Equipment Lease Payable (Note 11)	25,920	30,780
Note Payable (Note 15)	1,500,000	-
TOTAL LIABILITIES	5,983,964	3,483,152

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 04/30/08 and 01/31/08 (Note 9)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 80,729,984 shares issued and outstanding as of 04/30/08 and 80,552,254 shares issued and outstanding as of 01/31/08 (Note 9)	80,730	80,552

Additional paid-in capital	7,873,832	7,233,835
Deferred compensation	(375,912)	(435,009)
Accumulated Deficit	(11,101,995)	(9,305,469)

Total Stockholders' Deficit	(3,523,346)	(2,426,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,460,619	$1,057,061

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,
	2008	2007
	(Unaudited)	(Unaudited)
	(Restated)
Revenues:
Advertising revenues	$237,250	$955,241
Other revenues	7,964	113,344

Total Revenues	245,214	1,068,585

Operating Expenses	770,632	747,031
Selling, general and administrative	609,369	897,825
Depreciation and amortization	54,423	44,378

	1,434,424	1,689,234

Net loss from operations	(1,189,210)	(620,649)

Other Expenses:

Interest expense	81,677	25,156
Beneficial conversion expense	525,640	-

Net loss before tax benefit	(1,796,526)	(645,805)

Tax benefit	-	-

Net loss	$(1,796,526)	$(645,805)

Basic and diluted loss per share	(0.023)	(0.037)

Weighted-Average shares used in computation of basic and diluted loss per share	79,750,352	17,676,595

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,796,526)	$(645,805)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	54,423	44,378
Beneficial conversion of loans from shareholders	525,640	-
Stock options issued to officers for services	6,720	-
Stock compensation for consulting services	59,097	1,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(78,150)	28,079
(Increase) decrease in accrued revenues	(3,222)	-
(Increase) decrease in prepaid expenses	22,995	22,995
Increase in bank overdraft	14,178	-
Increase in accounts payable	302,640	(23,265)
Increase in stock payable	44,000	-
Increase in sales tax payable	-	(276)
Increase in accrued officers' compensation	18,021	19,039
Increase in accrued expenses	32,521	23,292
Increase in deferred revenue	(15,792)	84,349
Increase in payroll liabilities	133,988	145,314
Increase in other current liabilities	-	5,902
Total adjustments	1,117,059	350,807
NET CASH USED BY OPERATING ACTIVITIES	(679,467)	(294,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	-	(14,000)
Fixed assets	-	(10,240)
CASH USED BY INVESTING ACTIVITIES	-	(24,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of repayments	465,000	100,000
Equipment loan repayments	(1,384)	(5,671)
Proceeds from loans from shareholders	125,000	233,030
Repayments of loans from related parties	(12,500)	(5,000)
Equipment lease repayments	(4,860)	(4,860)
Capital Contributions	52,719	-
Sale of common stock	-	50,000
Options exercised by officers	55,096	-
CASH PROVIDED BY FINANCING ACTIVITIES	679,071	367,499

NET INCREASE IN CASH	(396)	48,261

CASH: Beginning of period	396	37,444
End of period	$-	$85,705

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$16,674	$25,156
Non Cash Financing and Investing Activities:
Increase in note receivable	$1,400,000	$-
Increase in note payable	$1,400,000	$-
Preferred stock issued for services	$-	$1,100

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three months
Ended April 30, 2008 and 2007 Are Unaudited)

NOTE 1 - RESTATEMENT

On May 19, 2009 Kempisty & Company Certified Public Accountants, P.C. (“ Kempisty & Company”), independent registered public accounting firm of Mega Media, a Nevada corporation (the “Company”), informed the Company and the management, the Audit Committee, and the Board of Directors of the Company concluded, that the Company’s previously issued financials statements as of and for three months ended April 30 , 2008 , as included in the Current Report on Form 10-Q filed with the Security Exchange Commission (the “Commission”) on June 23, 2008 (the “June 23, 2008 Form 10-Q”), should not be relied upon.

The following are explanations of the restatement adjustments and presentation of the affected accounts in the consolidated balance sheet and statement of operations as previously reported and restated.

The Company restated its previously reported interest expense as a result of the incorrect calculations of beneficial conversion feature interest expense on notes issued for the three months ended April 30, 2008.

The consolidated financial statements have been restated to include items identified in the above. The following financial statement line items were impacted.

	As previously reported April 30, 2008	Restated April 30, 2008

Consolidated Balance Sheet

Additional paid-in capital	$7,998,512	$7,873,832
Accumulated deficit	$(11,226,675)	$(11,101,995)

Consolidated Statement of Operations
	As previously reported three months ended April 30, 2008	Restated three months ended April 30, 2008
Interest Expense	$731,995	$81,677
Beneficial Conversion Expense	$-	$525,640
Net loss before tax credit	$(1,921,206)	$(1,796,526)
Net loss	$(1,921,206)	$(1,796,526)

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

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

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $9,305,469 at January 31, 2008 that includes losses of $3,055,461 for the year ended January 31, 2008 and a working deficit of $3,302,951 at January 31, 2008. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $11,101,995 and $6,792,525 at April 30, 2008 and 2007 respectively that includes losses of $1,796,526 and $645,805 for three months ended April 30, 2008 and 2007 respectively and a working deficit of $4,252,026 and $3,676,083 at April 30, 2008 and 2007 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	April 30, 2008	January 31, 2008
Accounts receivable-trade	$159,186	$81,036
Allowance for doubtful accounts	(13,000)	(13,000)
	$146,186	$68,036

NOTE 5 – FIXED ASSETS

	April 30, 2008	January 31, 2008
Fixed Assets consist of the following:

Equipment	$505,065	$505,065
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	43,988	43,988
	859,372	859,372
Less accumulated depreciation	512,553	468,129
	$346,821	$391,243

Depreciation expense was $44,423 and $44,378 for the three months ended April 30, 2008 and 2007.

In August 2007 the Company disposed one of its trucks. In addition, in August 2007 the Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

NOTE 6 – INTANGIBLE ASSETS

	April 30, 2008	January 31, 2008
Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Note 2)	200,000	200,000
Less accumulated amortization	(229,009)	(219,009)
	$291,667	$301,667

Amortization expense was $10,000 and $0 for the three months ended April 30, 2008 and 2007.

NOTE 7 – LOANS FROM SHARESHOLDERS AND RELATED PARTY TRANSACTIONS

In June 2007 the Company entered into debt conversion agreements with company's shareholders according to which loans from shareholders and certain loans due to related party in the amount of $877,000 were converted into shares of common stock at the conversion prices of $0.30 and $0.25 per share. These conversion agreements were part of the reverse merger agreement between the company and Family Healthcare Solutions, Inc., a Nevada Corporation (see Note 13 ).

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

During three months ended April 30, 2008, the Company borrowed from its shareholders three loans of $50,000, $50,000 and $25,000, a total of $125,000. Loans from shareholders mature in various amounts from July 12, 2008 to September 18, 2008 and have a stated interest rate of 9%.

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

NOTE 8 - LOANS PAYABLE

During fiscal 2006, the Company borrowed two loans of $220,000 each, a total of $440,000 payable on June 7, 2007.    The loans are e xtended for 12 months. The interest rate is the UBS Rate plus 5.5%.

During 2007, the Company borrowed $250,000 from First Capital Invest Corp (“FCIC”), Swiss-based financial institution. Loan is payable in six months from the inception. Due date on the loan is extended to June 30, 2008.

In August 2007, the Company borrowed $105,000 from Ocean Bridge, Inc. Loan has interest payable on the unpaid balance at the rate of 12%. Loan matures on February 28, 2008.

In February 2008 the Company borrowed $90,000 from ESJA Enterprises Inc. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on August 20, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $75,894 at the date of issuance of the loan.

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

In March 2008 the Company borrowed another $100,000 from FD Import & Export Corp. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on September 28, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $64,031 at the date of issuance of the loan.

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

In June 2007 as discussed, in Note 7 , the company entered into debt conversion agreements with company's shareholders according to which loans from shareholders and certain loans from related party in the amount of $877,000 shall be converted into shares of common stock at the conversion prices of $0.30 and 0.25 per share.

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

On November 9, 2007, the Company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock as a part of new Time Brokerage Agreement (see Note 11). Market value of the common stock at the time of agreement was $0.30 per share.

On November 23, 2007, the Company issued to Ronn Torrossian, an independent consultant, 3,000,000 restricted shares of common stock as a part of new Consulting Agreement (see Note 12). Market value of the stock at the time of agreement was $0.16 per share.

On January 16, 2008, the Company issued to its attorney 229,473 unrestricted shares of common stock in pay of past and future legal services. Market value of the common stock at the time of agreement was $0.18 per share.

During three months ended April 30, 2008:

On February 6, 2008 certain officers and directors of the Company were granted a total of 3,200,000 stock options to purchase the Company’s $.001 par value common shares for $0.31 per share. The total cost of the stock options granted was $6,720.

In March 2007 certain officers of the Company exercised their options and purchased a total of 177,730 of the Company’s $.001 par value common shares for $0.31 per share for a total of $55,096.

NOTE 10 – EQUIPMENT LOANS PAYABLE

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

On November 9, 2007, Echo Broadcasting Group, Inc. ("Echo Broadcasting "), a subsidiary of the Company, amended its Time Brokerage Agreement, originally dated November 1, 2005, with Island Broadcasting Company. In particular, Echo extended the term of the Time Brokerage Agreement through December 31, 2012 at 12:00 a.m. EST, modified the events of defaults for both Echo and Island Broadcasting Company, and converted the $170,000 escrow amount currently being held by Island Broadcasting Company into a payment from Echo to Island Broadcasting Company. Additionally, the Company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock, at the price of $0.30 per share.

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

During the three months ended April 30, 2008 and 2007 the C ompany paid $644,243 and $537,819 for airtime respectively.

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
140,867

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

Capital Lease

On October 4, 2006 the Company has entered into a new lease agreement for office space, which expire on April 30, 2011. During the year ended January 31, 2008 the Company paid $19,440 in lieu of the lease. During the three months ended April 30, 2008 the Company paid $4,860 in lieu of the lease. The commitments under the Company lease agreement mature as follows:

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

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At January 31, 2008, Ronn Torrosian earned consulting fees in the amount of $45,307. The remaining value of the Ronn Torrosian’s future services in the amount of $434,692 are included in deferred compensation in the equity section of the balance sheets at January 31, 2008.

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

NOTE 15 – NOTE PAYABLE AND NOTE RECEIVABLE

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

Year Ended January 31, 2008

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$4,227,882	$70,000	$38,345	$155,806	$43,421	$4,535,455
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	0	0	0	60,025
Stock compensation expense	0	0	308,333	0	0	308,333
Gain on extinguishment of debt	0	0	(403,400)	0	0	(403,400)
Interest expenses	64,019	0	66,617	0	0	130,636

Operating income (loss)	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$(1,100)	$(3,055,461)

Year Ended April 30, 2008

	Radio	Recorded Music	Corporate	Metro		Other	Total
Revenue	$180,280	$-	$3,222		$61,712	$-	$245,455
Direct operating expenses	698,869	-	-		71,763	-	770,632
Selling, general and administrative expenses	321,308	417	266,129		20,678	837	609,369
Depreciation and amortization	16,079	2,390	25,863		10,000	91	54,423
Loss on disposal of fixed assets	-	-	-		-	-	-
Stock compensation expense	-	-	-		-	-	-
Gain on extinguishment of debt	-	-	-		-	-	-
Interest expenses	33,195	-	48,482		-	-	81,677
Beneficial conversion expenses	-	-	525,640		-	-	525,640

Operating income (loss)	$(889,171)	$(2,807)	$(862,892)	$	$(40,729)	$(928)	$(1,796,526)

NOTE 17 – SUBSEQUENT EVENTS

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

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended April 30, 2008 operating expenses increased by $23,601 to $770,632 as compared to $747,031 for the three months ended April 30, 2007. The increase is principally attributable to increased broadcasting expenses.

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

Interest Expense

Interest expense increased by $56,521 to $81,677 for the three months ended April 30, 2008 from $25,156 in 2007 due to the additional borrowings.

Beneficial Conversion Expense

Beneficial conversion expense increased by $525,640 to $525,640 for the three months ended April 30, 2008 from $0 in 2007 due to the increase of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $1,796, 526 for three months ended April 30, 2008 as compared to a net loss of $645,805 for the three months ended April 30, 2007. The increase in net loss is primarily attributable to the decrease of our revenues and increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2008, our Working Capital deficiency is $4,252,026.

Cash used in operating activities was $679, 467 for the three months ended April 30, 2008 as compared to $294,998 during the three months ended April 30, 2007. The increase in the cash used by operating activities was primarily the result of company expansion.

Cash used in investing activities was $0 for the three months period ended April 30, 2008 as compared to $24,240 cash used in investing activities for the three months period ended April 30, 2007. The decrease in cash used by investing activities is primarily due to reduced investments in various projects and purchase of fixed assets.

Cash provided by financing activities was $679,071 for the three months period ended April 30, 2008 as compared to $367,499 for the three months ended April 30, 2007. The increase in cash provided by financing activities is primarily due to the additional borrowings.

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

We incurred net losses of $1,796, 526 and $645,805 for the three months ended April 30, 2008 and 2007, respectively, and have an accumulated deficit of $11,101, 995 at April 30, 2008. As of April 30, 2008, we had total current assets of $202,635 and total current liabilities of $4,454,661 creating a working capital deficiency of $4,252,026. The Company currently has bank overdraft of approximately $14,178 as of April 30, 2008.

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

Not applicable because we are a smaller reporting company.

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

MEGA MEDIA GROUP, INC.

Date: June 19, 2008	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS President and CEO