Form 10-Q
period 2009-06-15
MEGA MEDIA GROUP INC
filed 2009-06-19
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MEGA MEDIA GROUP, INC.
(Exact name of registrant as specified in Charter)

Nevada	000-28881	88-0403762
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

 1122 Coney Island Avenue
Brooklyn, NY 11235
 (Address of Principal Executive Offices)
 _______________

(718)947-1100
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 19, 2009: 304,753,677shares of common stock.

Mega Media Group, Inc.

FORM 10-Q

April 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	26

PART II-- OTHER INFORMATION

SIGNATURE

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	April 30,	January 31,
ASSETS	2009	2009
Current Assets	(Unaudited)
Cash	$38,061	$13,877
Accounts receivable, net (Note 3)	134,273	137,855
Prepaid Expenses	-	13,307
Note Receivable	10,000	10,000
Total Current Assets	182,334	175,038

Fixed assets, net (Note 4)	186,202	227,785
Master records, net (Note 5)	-	-
Other intangible assets, net	-	-
Advances	20,000	20,000
Deposits	13,486	13,486
Other	16,010	16,010

TOTAL ASSETS	$418,032	$452,319

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$538,149	$1,138,976
Sales tax payable	616	616
Payroll taxes payable (Note 12)	1,200,853	1,112,966
Accrued Offices' Compensation	512,093	504,893
Equipment loan - current portion (Note 9)	7,248	7,248
Equipment lease - current portion (Note 10)	19,440	19,440
Loans payable (Note 7)	496,000	496,000
Due to related party (Note 6)	69,328	69,328
Judgement Payable (Note 14)	266,955	296,955
Deferred revenues	164,194	135,920
Accrued expenses	49,679	57,478
Payable to shareholders (Note 6)	90,148	12,148
Settlement Payable (Note 10)	125,000	125,000
Stock Payable	-	10,000
Total Current Liabilities	3,539,704	3,986,968

Equipment Loan Payable (Note 9)	692	2,767
Equipment Lease Payable (Note 10)	6,480	12,960
TOTAL LIABILITIES	3,546,875	4,002,695

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 04/30/09 and 01/31/09 (Note 8)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 297,081,407 shares issued and outstanding as of 04/30/09 and 261,348,938 shares issued and outstanding as of 01/31/09 (Note 8)	297,081	261,349

Additional paid-in capital	11,637,553	10,426,270
Deferred compensation	(136,241)	(194,681)
Accumulated Deficit	(14,927,238)	(14,043,314)

Total Stockholders' Deficit	(3,128,843)	(3,550,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$418,032	$452,319

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended April 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Advertising revenues	$361,116	$237,250
Other revenues	11,292	7,964

Total Revenues	372,409	245,214

Operating expenses	383,823	770,632
Selling, general and administrative	746,114	609,369
Depreciation and amortization	41,583	54,423

	1,171,519	1,434,424

Net loss from operations	(799,110)	(1,189,210)

Other Expenses:

Interest expense	47,797	81,677
Beneficial conversion expense	37,016	525,640

Net loss before tax benefit	(883,924)	(1,796,526)

Tax benefit	-	-

Net loss	$(883,924)	$(1,796,526)

Basic and diluted loss per share	(0.003)	(0.023)

Weighted-Average shares used in computation of basic and diluted loss per share	269,140,866	79,750,352

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	April 30,	April 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(883,924)	$(1,796,526)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	41,583	54,423
Beneficial conversion of loans from shareholders	37,016	525,640
Stock options issued to officers for services	-	6,720
Stock compensation for consulting services	58,440	59,097
Stock compensation for legal services	20,000	-
Stock issued to officers for services	20,000	-
Changes in operating assets and liabilities:

(Increase) in accounts receivable	3,582	(78,150)
(Increase) in accrued revenues		(3,222)
(Increase) in prepaid expenses	13,307	22,995
Increase in bank overdraft	-	14,178

Increase in accounts payable	417,841	302,640
Increase in stock payable		44,000
Increase in accrued officers' compensation	7,200	18,021
Increase in accrued expenses	63,533	32,521
Increase in deferred revenue	28,274	(15,792)
Increase in payroll liabilities	87,887	133,988
Total adjustments	798,665	1,117,059
NET CASH USED BY OPERATING ACTIVITIES	(85,260)	(679,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	-	-
Fixed assets	-	-
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	-	465,000
Equipment loan repayments	(2,076)	(1,384)
Proceeds from loans from shareholders	78,000	125,000
Repayments of loans from related parties	-	(12,500)
Repayments of judgement payable	(30,000)	-
Equipment lease repayments	(6,480)	(4,860)
Capital Contributions	-	52,719
Sale of common stock	70,000	-
Options exercised by officers	-	55,096
CASH PROVIDED BY FINANCING ACTIVITIES	109,444	679,071

NET INCREASE IN CASH	24,184	(396)

CASH: Beginning of period	13,877	396
End of period	$38,061	$-)

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$-	$2,275
Cash paid during the period for interest	$7,362	$16,674
Non Cash Financing and Investing Activities:
Stock issued in exchange for debt	1,090,000	-
Stock issued for conversions of loans payable	$10,000	$-
Increase in note receivable	$-	$1,400,000
Increase in note payable	$-	$1,400,000

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three months
Ended April 30, 2009 and 2008 Are Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Mega Media Group, Inc. (the “MMG”) was incorporated in New York State on February 3, 2004. The Company is a multi-media holding company with five wholly owned subsidiaries. The Company’s focus is mainstream entertainment and media. The corporate headquarters is located in Brooklyn, NY.

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $14,043,314 at January 31, 2009 that includes losses of $4,737,845 for the year ended January 31, 2009 and a working deficit of $3,811,930 at January 31, 2009. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $14,927,238 and $11,101,995 at April 30, 2009 and 2008 respectively that includes losses of $883,924 and $1,796,526 for three months ended April 30, 2009 and 2008 respectively and a working deficit of $3,357,370 and $4,252,026 at April 30, 2009 and 2008 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at April 30, 2009 and January 31, 2009.

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

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the year ended January 31, 2009, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $134,931. For the three months ended April 30, 2009 and 2008, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $4,000 and $21,268 respectively.

Recently Adopted Accounting Principles

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R effective February 1, 2009.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements for the three months ended April 30, 2009 because we did not complete any business combinations in the first quarter of 2009.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  We adopted SFAS No. 160 effective February 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements for the three months ended April 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  We adopted SFAS No. 160 effective February 1, 2009. The adoption of SFAS 161 did not have a material impact on the Financial Statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.   We adopted SFAS No. 142-3 effective February 1, 2009. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).   We adopted EITF 03-6-1 effective February 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements

New Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	April 30, 2009	January 31, 2009
Accounts receivable-trade	$147,273	$150,855
Allowance for doubtful accounts	(13,000)	(13,000)
	$134,273	$137,855

NOTE 4 – FIXED ASSETS

	April 30, 2009	January 31, 2009

Fixed Assets consist of the following:

Equipment	$518,210	$518,210
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	45,940	45,940
	874,469	874,469
Less accumulated depreciation	688,267	646,684
	$186,202	$227,785

Depreciation expense was $41,583 and $44,423 for the three months ended April 30, 2009 and 2008 respectively.

NOTE 5 – INTANGIBLE ASSETS

	April 30, 2009	January 31, 2009

Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Notes 2 & 15)	-	-
Less accumulated amortization	(320,676)	(320,676)
	$-	$-

Amortization expense was $0 and $10,000 for the three months ended April 30, 2009 and 2008.

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

During the three month ended April 30,2009, the Company borrowed from its shareholders three loans of $40,000, $20,000, and $18,000, for a total of $78,000. Each loan has interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of October 1, 2009. Each loan has a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.05 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, for each loan, the company fully amortized the discount through the interest expense in the amount of $15,249, $7,624 and $14,143 respectively at the date of issuance of each loan.

At April 30, 2009 total loans payable to shareholders of $90,148 and due to related party of $69,328.

NOTE 7 - LOANS PAYABLE

During fiscal 2006, the Company borrows two loans of $ 220,000 each. A total of $440,000 payable on June 7, 2008, with the maturity date subsequently extended June 7, 2009. The interest rate is the ubs rate plus 5.5%.

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

On January 16, 2009, the Company issued a credit for radio advertising to satisfy in part the Loan Agreement dated August 17, 2007, for principle of $25,000.

On January 16, 2009 the Company issued to Ocean Bridge, Inc. 9,794,220 shares to satisfy in part the Loan Agreement dated August 17, 2007, for outstanding principle of $80,000 and accrued interest of $17,942, at a conversion price 0.01 per share.

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

On January 16, 2009 the Company issued to ESJA Enterprises, Inc. 9,000,000 shares to satisfy in part the Loan Agreement dated February 21, 2008, for principle of $90,000, at a conversion price 0.01 per share.

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

On August 29, 2008 the Company issued to FD Import & Export Corp. 3,519,308 shares to satisfy in part the Loan Agreement dated February 28, 2008, for principle of $71,512, at a conversion price 0.02032 per share.

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

On January 16, 2009 the Company issued to FD Import & Export Corp 14,176,742 shares to satisfy the Loan Agreement dated February 28, 2008, for outstanding principle of $28,487.67 and Loan Agreement dated March 10, 2008, for principle of $100,000 and total accrued interest of $13,279, at a conversion price 0.01 per share.

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

On June 16, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 15, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $14,679 at the date of issuance of the loan.

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,224,023 shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price 0.0820 per share.

On July 1, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 30, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.40 per share. The company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the company fully amortized the discount through the interest expense in the amount of $34,804 at the date of issuance of the loan.

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

On January 16, 2009, the Company issued to Robert Catell 25,335,616 shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356, at conversion price 0.01 per share.

On March 11, 2009, the Company issued to Tangiers Investors LP 1,452,855 shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $10,000, at conversion price 0.006883 per share.

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

On January 16, 2009, as discussed in the Note 7, the Company issued to Robert Catell 25,335,616 shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356, at conversion price 0.01 per share.

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

On February 12, 2009 the Company sold 7,000,000 of its $.001 par value common shares to unrelated investor at $0.01 per share for proceeds of $70,000.

On March 11, 2009, as discussed in the Note 7, the Company issued to Tangiers Investors LP 1,452,855 shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $10,000, at conversion price 0.006883 per share.

On April 27, 2009, the Company issued to its attorney 1,000,000 unrestricted shares of common stock in pay of current legal services. Market value of the stock at the time of agreement was $0.02 per share.

On April 27, 2009, the Company issued to its officer 1,000,000 unrestricted shares of common stock in pay for past services. Market value of the stock at the time of agreement was $0.02 per share.

NOTE 9 – EQUIPMENT LOANS PAYABLE

	April 30, 2009	January 31, 2009

Equipment loans consist of the following:

Chrysler Credit ("CC")	7,940	10,015
	7,940	10,015
Less current portion	7,248	7,248
	$692	$2,767

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

On November 7, 2007, Echo Broadcasting Group, Inc. ("Echo  "), a subsidiary of the Company, amended its Time Brokerage Agreement, originally dated November 1, 2005, with Island Broadcasting Company. In particular, Echo extended the term of the Time Brokerage Agreement through December 31, 2012 at 12:00 a.m. EST, modified the events of defaults for both Echo and Island Broadcasting Company, and converted the $170,000 escrow amount currently being held by Island Broadcasting Company into a payment from Echo to Island Broadcasting Company. Additionally, Company issued to Island Broadcasting Company 3,000,000 restricted shares of common stock, at the price of $0.30 per share.

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

On April 28, 2008 Echo Broadcasting made a payment postponement agreement with Island Broadcasting Company. According to this provision, Echo Broadcasting will pay an annual interest rate charge of 8% on all outstanding monthly balances. In addition Echo Broadcasting will pay a fee of 200,000 restricted shares of the Company’s common stock per month for each month for which payment is not made. All shares are due to be issued on July 1, 2008. Accordingly, on Julyt1, 2008 the Company issued 1,000,000 of its $.001 par value common shares Island Broadcasting. Market value of the stock at the time when additional provision to the Time Brokerage Agreement was adopted was $0.11 per share.

On January 9, 2009, Echo Broadcasting amended its Time Brokerage Agreement (the "Amendment Agreement"), originally dated November 1, 2005 and amended November 7, 2007, with Island Broadcasting Company ("Island"). Pursuant to the Amendment Agreement, Echo shall make payments of $150,000 to Island on the following dates: February 1, March 1, April 1 and May 1, 2009. In addition, the amount that was due on December 31, 2008 which is approximately $1,640,000 shall be reduced by half, and paid $500,000 on March 1, 2009 and $320,000 on May 15, 2009. The $250,000 that was due on January 1, 2009 and the additional $100,000 due on February 1, March 1, April 1 and May 1, 2009 shall be waived. Payments of $250,000 per month, per the November 7, 2007 agreement, as disclosed in our Form 8-K on November 15, 2008, will commence on June 1, 2009 and continue thereafter. Additionally, the revenue sharing fees of the November 7, 2007 agreement shall be waived up to June 1, 2009 and continue thereafter. Effective June1, 2009, Echo will adhere to the original agreement and its amendment date November 7, 2007.

Both parties also agreed that the Amendment Agreement will be terminated at 5PM on the above due dates if any of the amounts stated above are not paid to Island on or before the due dates

During the year ended January 31, 2009, the Company paid $1,635,910 for airtime.

On April 27, 2009, the Company, Echo Broadcasting Group, Inc., a subsidiary of the Company, entered into certain amended time brokerage agreement (the "Amended and Restated TBA"), originally dated November 1, 2005, as amended November 7, 2007, and further amended January 9, 2009 (collectively, the "Original TBA"), with Island Broadcasting Company ("Island"), pursuant to which we issued 25,279,614 shares of our common stock to Island to satisfy an unpaid fees of $1,090,000 under the Original TBA owned by Echo on April 27, 2009. Both parties agreed that the Amended and Restated TBA shall satisfy the obligation of Echo and Island shall have no obligation to provide any other consideration for the shares issued above. There are 297,081,407 shares of our common stock outstanding as of to date. Upon issuance of 25,279,614 shares of common stock, Island holds a total of 29,279,614 shares, which represent 9.9% of the Company's common stock. Also under the terms of Amended and Restated TBA, Echo shall pay to the Island fifty percent (50%) of all gross receipts received from advertising or sponsorship for programming, less only third party commissions to advertising agencies and/or sales representatives.

During the three months ended April 30, 2009 and April 30, 2008, the Company incurred $300,000 and $664,243 in airtime expense respectively.

During the three months ended April 30, 2009, under the revenue sharing agreement with Island Broadcasting Company described above, the Company incurred $48,544 in commission expense.

Premises and Equipment

The Company has entered into lease agreements for office space and equipment, which expire at various times through April 2009. During the year ended January 31, 2009 the Company paid $156,140 in rent expense. During three months ended April 30, 2009 and April 30, 2008 the Company paid $39,075.60 and $33,018 in rent expense respectively.

Capital Lease

On October 4, 2006 the Company has entered into a lease agreement of the equipment, which expire on April 30, 2011. During the year ended January 31, 2009 the Company paid $17,820 in lieu of the lease. During the three months ended April 30, 2009 and April 30, 2008, the Company paid $6,480 and $4,860 in lieu of the lease respectively. The commitments under the lease agreement mature as follows:

Year Ending January 31,

2010	$14,580
2011	11,340
$25,920

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

On March 16, 2009, the Company (the "Defendant"), was served with a summons and complaint filed by Golden State Equity Investors, Inc., a California corporation (the "Plaintiff"). The complaint is grounded in the Defendant's breach of a certain investment agreements by failing and refusing to (i) pay to Plaintiff the interest prepayment required under the terms of certain debenture, and (ii) deliver shares of common stock of the Defendant in connection with a conversion of the debenture. The case was filed in the Superior Court of the State of California, County of San Diego. The Plaintiff seeks $511,967 plus accrued interest for the cause of action stated above, and costs of suit including reasonable attorneys' fees.

NOTE 11 - STOCK-BASED COMPENSATION

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At April 30, 2009, Ronn Torrosian earned consulting fees in the amount of $344,076.61. The remaining value of the Ronn Torrosian’s future services in the amount of $135,923.39 are included in deferred compensation in the equity section of the balance sheets at April 30, 2009.

NOTE 12 - PAYROLL TAXES

The company has outstanding payroll taxes payable as of January 31, 2009 and January 31, 2008. As of January 31, 2009 the company has recorded an estimate for interest and penalties that are due to the company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

	April 30, 2009	January 31, 2009

Payroll taxes payable	$1,065,424	$997,152
Penalties and interest	135,429	115,814
Accrued payroll and payroll taxes	$1,200,853	$1,112,966

The Company implemented a payment plan with Internal Revenue Service.

NOTE 13 – NOTE PAYABLE AND NOTE RECEIVABLE

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

NOTE 14 – JUDGMENT PAYABLE

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

At of April 30, 2009 Company’s total judgment payable is $266,955.

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

Year Ended January 31, 2009

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$1,314,528	$3,213	$7,786	$101,338	$0	$1,426,865
Direct operating expenses	1,838,048	0	0	131,529	0	1,969,577
Selling, general and administrative expenses	1,769,631	417	995,630	31,480	837	2,797,995
Depreciation and amortization	64,317	134,560	104,315	16,667	363	320,222
Loss on sale of intangible assets	0	0	0	40,168	0	40,168
Interest expenses	95,893	0	212,213	0	0	308,106
Beneficial Conversion	0	0	728,642	0	0	728,642

Net loss before tax benefit	$(2,453,361)	$(131,764)	$(2,033,014)	$(118,506)	$(1,200)	$(4,737,845)

Three Months Ended April 30, 2009

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$372,409	$0	$0	$0	$0	$372,409
Direct operating expenses	383,823	0	0	0	0	383,823
Selling, general and administrative expenses	513,702	0	232,411	0	0	746,114
Depreciation and amortization	13,821	2,390	25,281	0	91	41,583
Interest expenses	20,071	0	27,727	0	0	47,797
Beneficial Conversion	0	0	37,016	0	0	37,016

Net loss before tax benefit	$(559,008)	$(2,390)	$(322,435)	$0	$(91)	$(883,924)

NOTE 16 – SUBSEQUENT EVENTS

On May 1, 2009, we entered into 9% convertible promissory notes (the "Notes") with certain investors (the "Holders") for an aggregate of $115,000. The maturity date of these Notes is October 1, 2009. Pursuant to the terms of the Notes, the Holders shall have the right from time to time, and at any time on or prior to maturity to convert all or any part of the outstanding and unpaid principal amount of these Notes into fully paid and non-assessable shares of Common Stock, $.001 par value per share. The number of shares of Common Stock to be issued upon each conversion of these Notes shall be determined by dividing the amount of principal and accrued interest to be converted ("Conversion Amount") by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the "Notice of Conversion"). The Conversion Price shall be equal to the average closing bid price of the Common Stock (as reported by Bloomberg L.P.) on the OTC Bulletin Board for the ten (10) trading days prior to the date of the Conversion Notice (the "Conversion Date") multiplied by .80 provided that the Notice of Conversion is submitted by to our company before 6:00 p.m., New York, New York time on such Conversion Date. However, the Conversion Price shall not exceed $0.05.

On May 13, 2009, the Company and Golden State Equity Investors, Inc., f/k/a Golden Gate Investors, Inc., a California corporation ("GSEI") entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") to settle that certain lawsuit filed by GSEI against the Company on March 16, 2009 in the Superior Court of the State of California, County of San Diego. Under the Settlement Agreement, we agreed to pay GSEI an aggregate of $250,000 in installments from June 1, 2009 to November 1, 2010 (the "Settlement Amount"), and in return GSEI has agreed to dismiss the lawsuit.

However, in the event that (i) the Company has satisfied all of the payments through February 1, 2010, for an aggregate payment amount of $125,000, on or prior to February 1, 2010, and (ii) an Event of Default has not occurred under the Settlement Agreement on or prior to February 1, 2010, then the Settlement Amount shall be deemed paid in full. Should any payment described above not be timely received by GSEI, such that an Event of Default exists under the Settlement Agreement, the outstanding Settlement Amount shall accrue interest from the date hereof at a rate of 9.75% per annum.

As disclosed in our Form 8-K filed on March 16, 2009, in this lawsuit, GSEI alleged that the Company was liable for breach of certain investment agreements by failing and refusing to (i) pay to GSEI the interest prepayment required under the terms of certain debenture, and (ii) deliver shares of common stock of the Company in connection with a conversion of the debenture. The Settlement Agreement will settle approximately $511,967 plus accrued interest. It also terminates such investment agreements and releases all liabilities of the Company under the investment agreements.

On May 15, 2009, we entered into a Time Brokerage Agreement (the "TBA") with Signal Above, LLC, a Virginia limited liability company ("Signal Above"). Signal Above is the holder of the license issued by the Federal Communications Commission for analog Low Power Television Station WDCN-LP. The effective date of the TBA is June 1, 2009. The station is currently licensed to operate on channel 6 and is currently operating with an analog signal. Under the TBA, we will supply music-oriented, predominantly English audio programming to the audio service until May 31, 2014. On the same day, we entered into an amendment to TBA with Signal Above pursuant to which we will pay $50,000 to Signal Above and 7,000,000 shares of common stock of the Company, which is equal to $100,000, as license fee on or before May 19, 2009.

The foregoing is a summary of the material features of the Settlement Agreement and TBA and its amendment. This summary does not purport to be complete and is qualified in its entirety by reference to the terms of the agreements, which are filed as exhibit to this Current Report on Form 8-K, and incorporated herein by reference.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended April 30, 2009 Compared with the Three Months Ended April 30, 2008

	Three Months Ended April 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Advertising revenues	$361,116	$237,250
Other revenues	11,292	7,964
Total Revenues	372,409	245,214
Operating expenses	383,823	770,632
Selling, general and administrative	746,114	609,369
Depreciation and amortization	41,583	54,423
	1,171,519	1,434,424
Net loss from operations	(799,110)	(1,189,210)
Other Expenses:
Interest expense	47,797	81,677
Beneficial conversion expense	37,016	525,640
Net loss before tax benefit	(883,924)	(1,796,527)
Tax benefit	-	-
Net loss	$(883,924)	$(1,796,527)

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the three months ended April 30, 2009 our revenue increased by $ 127,195 to $372,409 as compared to $ 245,214 for the three months ended April 30, 2008. The increase results primarily from  radio advertising revenues.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended April 30, 2009 operating expenses decreased by $ 386,809 to $383,823 as compared to $ 770,632 for the three months ended April 30, 2008. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $136,745 to $746,114for the  three months ended April 30, 2009 from $609,369 in 2008. The increase is attributable to higher corporate expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $ 12,840 to $ 41,583 for the three months ended April 30, 2009 from $ 54,423 in 2008 due to the decrease in fixed assets.

Interest Expense

Interest expense decreased by $33,830 to $47,797 for the three months ended April 30, 2009 from $81,677 in 2008 due to the decrease in borrowings.

Beneficial Conversion Expense

Beneficial conversion expense decreased by $ 488,624 to $ 37,016 for the three months ended April 30, 2009 from $525,640 in 2008 due to the decrease of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $ 883,924 for three months ended April 30, 2009 as compared to a net loss of $1,796,526 for the three months ended April 30, 2008. The decrease in net loss is primarily attributable to the increase in our operating expenses and decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, our Working Capital deficiency is $ 3,357,370.

Cash used in operating activities was $85,260 for the three months ended April 30, 2009 as compared to $ 679,467 during the three months ended April 30, 2008. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

Cash provided by financing activities was $109,444 for the three months period ended April 30, 2009 as compared to $679,071 for the six months ended April 30, 2008. The increase in cash provided by financing activities is primarily due to the additional borrowings.

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

We incurred net losses of $833,924 and $1,796,526 for the three months ended April 30, 2009 and 2008, respectively, and have an accumulated deficit of $14,927,238 at April 30, 2009. As of April 30, 2009, we had total current assets of $182,334 and total current liabilities of $3,539,704 creating a working capital deficiency of $ 3,557,370. The Company currently has bank overdraft of approximately $3,981 as of April 30, 2009. The Company currently has approximately $38,061 as of April 30, 2009 in cash.

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

Item 4T.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As disclosed on our current report Form 8-K filed on May 18, 2009, on May 15, 2009, we issued 7,000,000 shares of our common stock to Signal Above, LLC pursuant to certain Amendment to Time Brokerage Agreement.

As disclosed on our current report Form 8-K filed on May 1, 2009, on April 27, 2009, we issued 25,279,614 shares of our common stock to Island Broadcasting Company pursuant to certain Amendment to Time Brokerage Agreement.

From April 27, 2009 to April 30, 2009, we entered into 9% convertible promissory notes (the “Notes”) with certain investors (the “Holders”) for an aggregate of $193,000.   The maturity date of these Notes is October 1, 2009.

As disclosed on our current report Form 8-K filed on February 27, 2009, on February 10, 2009, we issued 7,000,000 shares of our common stock to Robert Catell for a total of $70,000 pursuant to certain Share Purchase Agreement.

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

MEGA MEDIA GROUP, INC.

Date: June 19, 2009	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS