Form 10-Q
period 2009-07-31
MEGA MEDIA GROUP INC
filed 2009-09-22
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

(718) 947-1100
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 21, 2009: 305,331,407 shares of common stock.

Mega Media Group, Inc.

FORM 10-Q

July 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4T.	Controls and Procedures	30

PART II-- OTHER INFORMATION

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of August 10, 2009 – Notes 1 and 2)

	July 31,	January 31,
ASSETS	2009	2009
Current Assets	(Unaudited)
Cash	$-	$13,877
Accounts receivable, net (Note 4)	197,584	137,855
Prepaid Expenses	-	13,306
Note Receivable	10,000	10,000
Total Current Assets	207,584	175,038

Fixed assets, net (Note 5)	156,398	227,785
Master records, net (Note 6)	-	-
Other intangible assets, net	-	-
Advances	20,000	20,000
Deposits	13,486	13,486
Other	16,010	16,010

TOTAL ASSETS	$413,478	$452,319

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$575,377	$1,138,976
Sales tax payable	616	616
Bank Overdraft	4,525	-
Payroll taxes payable (Note 13)	1,383,722	1,112,966
Accrued Offices' Compensation	490,454	504,893
Equipment loan - current portion (Note 10)	6,656	7,248
Equipment lease - current portion (Note 11)	19,440	19,440
Loans payable (Note 8)	496,000	496,000
Due to related party (Note 7)	69,328	69,328
Judgement Payable (Note 15)	241,983	296,955
Deferred revenues	157,150	135,920
Accrued expenses	280,106	57,478
Payable to shareholders (Note 7)	268,198	12,148
Settlement Payable (Note 11)	110,000	125,000
Stock Payable	-	10,000
Total Current Liabilities	4,103,555	3,986,968

Equipment Loan Payable (Note 10)	-	2,767
Equipment Lease Payable (Note 11)	1,620	12,960
TOTAL LIABILITIES	4,105,175	4,002,695

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 07/31/09 and 01/31/09 (Note 9)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 305,331,407 shares issued and outstanding as of 07/31/09 and 261,348,938 shares issued and outstanding as of 01/31/09 (Note 9)	305,331	261,349

Additional paid-in capital	11,796,596	10,426,270
Deferred compensation (Note 12)	(75,830)	(194,681)
Accumulated Deficit	(15,717,794)	(14,043,314)

Total Stockholders' Deficit	(3,691,697)	(3,550,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$413,478	$452,319

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of August 10, 2009 – Notes 1 and 2)

	Six Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
Revenues:
Advertising revenues	$820,039	$606,547	$458,923	$369,297
Other revenues	55,213	46,158	43,921	38,194

Total Revenues	875,252	652,705	502,844	407,491

Operating expenses	722,841	1,541,013	339,018	770,380
Selling, general and administrative	1,514,916	1,332,689	768,802	723,320
Depreciation and amortization	71,387	105,513	29,804	51,090

	2,309,144	2,979,215	1,137,624	1,544,790

Net loss from operations	(1,433,892)	(2,326,510)	(634,780)	(1,137,299)

Other Expenses:

Loss on sale of intangible assets	-	40,168	-	40,168
Interest expense	158,029	175,526	110,231	93,851
Beneficial conversion expense	82,559	619,628	45,543	93,986

Net loss before tax benefit	(1,674,480)	(3,161,832)	(790,554)	(1,365,304)

Tax benefit	-	-	-	-

Net loss	$(1,674,480)	$(3,161,832)	$(790,554)	$(1,365,304)

Basic and diluted loss per share	(0.006)	(0.039)	(0.003)	(0.017)

Weighted-Average shares used in computation of basic and diluted loss per share	287,012,481	81,637,155	303,897,341	82,605,441

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of August 10, 2009 - Notes 1 and 2)

	July 31,	July 31,
	2009	2008
	(Unaudited)	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,674,480)	$(3,161,832)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	71,387	105,513
Loss on sale of intangible assets	-	40,168
Beneficial conversion of loans from shareholders	82,559	619,628
Stock options issued to officers for services	-	6,720
Stock issued to lenders in exchange for loans	-	6,250
Stock compensation for consulting services	118,851	128,508
Stock issued for airlease rent	98,000	92,000
Stock compensation for legal services	24,750	-
Stock issued to officers for services	20,000	-
Stock issued to employees for services	19,000	-
Changes in operating assets and liabilities:
(Increase) in note receivable	-	(10,000)
(Increase) in accounts receivable	(59,729)	(81,364)
(Increase) in accrued revenues		(20,137)
(Increase) in prepaid expenses	13,306	36,302
Increase in bank overdraft	4,525	-
Increase in accounts payable	455,068	837,235
Increase in accrued officers' compensation	(14,439)	(4,724)
Increase in accrued expenses	293,960	92,398
Increase in deferred revenue	21,230	(49,497)
Increase in payroll liabilities	270,756	222,712
Total adjustments	1,419,224	2,021,712
NET CASH USED BY OPERATING ACTIVITIES	(255,256)	(1,140,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	-	-
Fixed assets	-	(10,646)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	(10,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	-	875,000
Equipment loan repayments-current portion	(592)	-
Equipment loan repayments	(2,767)	(3,460)
Proceeds from loans from shareholders	256,050	175,000
Repayments of loans from shareholders	-	(5,000)
Repayments of loans from related parties	-	(12,500)
Repayments of judgment payable	(54,972)	-
Repayments of settlement payable	(15,000)
Equipment lease repayments	(11,340)	(9,720)
Capital Contributions	-	88,228
Sale of common stock	70,000	-
Options exercised by officers	-	55,096
CASH PROVIDED BY FINANCING ACTIVITIES	241,379	1,162,644

NET INCREASE IN CASH	(13,877)	11,877

CASH: Beginning of period	13,877	396
End of period	$-	$12,274

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$-	$2,275
Cash paid during the period for interest	$12,180	$27,945
Non Cash Financing and Investing Activities:
Stock issued in exchange for accounts payable and accrued expenses	$1,090,000	$-
Increase in note receivable	$-	$(1,400,000)
Increase in note payable	$-	$1,400,000
Stock issued for conversions of loans payable	$10,000	$450,000

The accompanying notes are an integral part of these financial statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and six months
Ended July 31, 2009 and 2008 Are Unaudited)
(Under Creditor Protection Proceedings as of August 10, 2009 – Notes 1 and 2)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Mega Media Group, Inc. (the “MMG”) was incorporated in New York State on February 3, 2004. The Company is a multi-media holding Company with five wholly owned subsidiaries. The Company’s focus is mainstream entertainment and media. The corporate headquarters is located in Brooklyn, NY.

Financial statements

As reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $14,043,314 at January 31, 2009 that includes losses of $4,737,845 for the year ended January 31, 2009 and a working deficit of $3,811,930 at January 31, 2009. Also, as reflected in the accompanying combined financial statements, the Company has an accumulated deficit of $15,717,794 and $12,467,301 at July 31, 2009 and 2008 respectively that includes losses of $1,674,480 and $3,161,832 for six months ended July 31, 2009 and 2008 respectively and a working deficit of $3,895,971 and $4,646,182 at July 31, 2009 and 2008 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Creditor Protection Proceedings

On August 10, 2009, Mega Media Group Inc and certain of its subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Eastern District of New York (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”).

Basis of presentation and going concern issues

Our unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencements of the Creditor Protection Proceedings, which are discussed further in Note, “Creditor Protection Proceedings,” raise substantial doubt about our ability to continue as a going concern.

The Creditor Protection Proceedings and our debtor in possession financing arrangements, provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the U.S. Court. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.

Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our unaudited interim consolidated financial statements do not reflect any adjustments related to the Creditor Protection Proceedings, which arose subsequent to July 31, 2009. In addition, our unaudited interim consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings, such as (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our shareholders’ deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from our comprehensive restructuring plan.

Beginning in the third quarter of 2009, we will apply the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Creditor Protection Proceedings will be recorded in reorganization items in the Consolidated Statements of Operations. In addition, pre-petition obligations that may be impaired by the reorganization process will be classified in the Consolidated Balance Sheets as liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the U.S. Court, even if they may be settled for lesser amounts.

NOTE 2 – CREDITOR PROTECTION PROCEEDINGS

As discussed in Note 1, “Organization and Basis of Presentation — Creditor Protection Proceedings,” Mega Media Group Inc and certain of its subsidiaries commenced Creditor Protection Proceedings on August 10, 2009. We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the U.S. Court and in accordance with the applicable provisions of Chapter 11. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the court.

The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.

Reorganization process

The Court has issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to: (i) make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course; (ii) ensure the continuation of existing cash management systems; (iii) honor certain ongoing customer obligations.  We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings. From time to time, we may seek court approval for the retention of additional professionals.

Shortly after the commencement of the Creditor Protection Proceedings, we began notifying all known current or potential creditors regarding these filings. Subject to certain exceptions under Chapter 11 automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the courts lift such stay.

Under Section 365 and other relevant sections of Chapter 11, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in these Notes to our Unaudited Consolidated Financial Statements, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of Chapter 11.

In order to successfully exit Chapter 11, we will need to propose and obtain approval by affected creditors and confirmation by the Courts of a plan of reorganization that satisfies the requirements of Chapter 11. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from Chapter 11.

In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan of reorganization with the U.S. Court. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.

The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance at this time that a plan of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully.

Under the priority scheme established by Chapter 11, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given at this time as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at July 31, 2009 and January 31, 2009.

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

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the year ended January 31, 2009, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $134,931. For the six months ended July 31, 2009 and 2008, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $6,500 and $84,396 respectively.

Recently Adopted Accounting Principles

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R effective February 1, 2009.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  We adopted SFAS No. 160 effective February 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).   We adopted EITF 03-6-1 effective February 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements

In December 2008, the FASB issued FSP 132(R)-1 "Employers' Disclosurers about Postretirement Benefit Plan Assets" (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosure for plan assets of defined benefit pension or other postretirement plans.  The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the imputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable imputs on changes in plan assets, and the significant concentrations of risk within plan assets.  FSP 132(R)-1 does not change the accounting treatment for postretirement benefits plans.  The adoption of FSP132(R)-1 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments.  The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.  The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009.  The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140,” amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure.  For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010.  Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	July 31, 2009	January 31, 2009
Accounts receivable-trade	$210,584	$150,855
Allowance for doubtful accounts	(13,000)	(13,000)
	197,584	$137,855

NOTE 5 – FIXED ASSETS

	July 31,	January 31,
	2009	2009
Fixed Assets consist of the following:

Equipment	$518,210	$518,210
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	45,940	45,940
	874,469	874,469
Less accumulated depreciation	(718,071)	(646,684)
	$156,398	$227,785

Depreciation expense was $71,387 and $88,846 for the six months ended July 31, 2009 and 2008 respectively.

NOTE 6 – INTANGIBLE ASSETS

	July 31,	January 31,
	2009	2009

Intangible Assets consist of the following:

Master records (Note 3)	$320,676	$320,676
Other intangible assets
Less accumulated amortization	(320,676)	(320,676)
	$-	$-

Amortization expense was $0 and $16,667 for the six months ended July 31, 2009 and 2008.

NOTE 7 – LOANS FROM SHARESHOLDERS AND RELATED PARTY TRANSACTIONS

During the year ended January 31, 2009, the Company borrowed from its shareholders five loans of $50,000, $50,000, $75,000 ($5,000 was repaid), $50,000 and $150,000 a total of $375,000.

On January 16, 2009 the Company issued to certain shareholders 63,651,741common shares in exchange for satisfaction of the loans from shareholders for the principles of $596,999 and accrued interest of $39,518, at conversion prices of $0.01 per share.

At January 31, 2009 total loans payable to shareholders of $12,148 and due to related party of $69,328.

During the six month ended July 31,2009, the Company borrowed from its shareholders seven loans of $100,000, $47,050, $40,000, $21,000, $20,000, $18,000 and $10,000, for a total of $256,050. Each loan has interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of October 1, 2009. Each loan has a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $.05 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, for each loan, the Company fully amortized the discount through the interest expense in the amount of $41,403, $0, $15,249, $0, $7,624, $14,143 and $4,140 respectively at the date of issuance of each loan.

At July 31, 2009 total loans payable to shareholders of $268,198 and due to related party of $69,328.

NOTE 8 - LOANS PAYABLE

During fiscal 2006, the Company borrowed two loans of $220,000 each, a total of $440,000 payable on June 7, 2008.   Loan was extended for 12 months. The interest rate is the UBS Rate plus 5.5%.

During 2007, the Company borrowed $250,000 from First Capital Invest Corp (“FCIC”), Swiss-based financial institution. Loan is payable in six months from the inception.

On July 15, 2008, the Company issued to FCIC 2,729,014 common shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301, at conversion price $0.10 per share.

In August 2007, the Company borrowed $105,000 from Ocean Bridge, Inc. Loan has interest payable on the unpaid balance at the rate of 12%.

On January 16, 2009, the Company issued a credit for radio advertising to satisfy in part the Loan Agreement dated August 17, 2007, for principle of $25,000.

On January 16, 2009 the Company issued to Ocean Bridge, Inc. 9,794,220 common shares to satisfy in part the Loan Agreement dated August 17, 2007, for outstanding principle of $80,000 and accrued interest of $17,942, at a conversion price $0.01 per share.

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

On January 16, 2009 the Company issued to ESJA Enterprises, Inc. 9,000,000 common shares to satisfy in part the Loan Agreement dated February 21, 2008, for principle of $90,000, at a conversion price $0.01 per share.

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

On August 29, 2008 the Company issued to FD Import & Export Corp. 3,519,308 common shares to satisfy in part the Loan Agreement dated February 28, 2008, for principle of $71,512, at a conversion price $0.02032 per share.

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

On January 16, 2009 the Company issued to FD Import & Export Corp 14,176,742 common to satisfy the Loan Agreement dated February 28, 2008, for outstanding principle of $28,487 and Loan Agreement dated March 10, 2008, for principle of $100,000 and total accrued interest of $13,279, at a conversion price $0.01 per share.

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

On October 2, 2008, the Company issued to Tangiers Investors LP 443,656 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $5,000, at conversion price $0.01127 per share.

On January 5, 2009, the Company issued to Tangiers Investors LP 350,878 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price $0.0057 per share.

On January 16, 2009, the Company issued to Tangiers Investors LP 571,428 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price $0.0035 per share.

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

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,229,435 common shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $814, at conversion price $0.0820 per share.

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

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price $0.0820 per share.

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

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 500,000 shares of the Company's common stock at a price of $0.11 per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $4,350.

On August 6, 2008, the Company issued to Jaworek Capital LLC 3,241,099 common shares in exchange for satisfaction of the Loan Agreement dated July 1, 2008, for the principal of $100,000 and accrued interest of $863 at conversion price $0.0311 per share.

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

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 150,000 shares of the Company's common stock at a price of $0.075 per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On August 8, 2008, the Company issued to Jaworek Capital LLC 3,138,239 common shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $100,000 and accrued interest of $173, at conversion price $0.0319 per share.

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

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 1,000,000 shares of the Company's common stock at a price of $0.05 per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On January 16, 2009, the Company issued to Steven Fruman 12,450,000 common shares in exchange for satisfaction of the Loan Agreement dated August 29, 2008, for the principal of $110,000 and Loan Agreement dated May 12, 2008, for the principle of $10,000 and a total accrued interest of $4,500, at conversion price $0.01 per share.

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

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 85,000 shares of the Company's common stock at a price of $0.05 per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $0.

On January 16, 2009, the Company issued to Jaworek Capital LLC 6,322,301 common shares in exchange for satisfaction of the Loan Agreement dated September 11, 2008, for the principal of $62,000 and accrued interest of $1,223, at conversion price $0.01 per share.

On October 24, 2008 the Company borrowed $50,000 from Inga Fruman. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of November 24, 2008.

On January 16, 2009, the Company issued to Inga Fruman 5,108,493 common shares in exchange for satisfaction of the Loan Agreement dated October 24, 2008, for the principal of $50,000 and accrued interest of $1,085, at conversion price $0.01 per share.

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

On January 16, 2009, the Company issued to Robert Catell 25,335,616 common shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356, at conversion price $0.01 per share.

On March 11, 2009, the Company issued to Tangiers Investors LP 1,452,855 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $10,000, at conversion price $0.006883 per share.

NOTE 9 - PREFERRED AND COMMON STOCK

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

On July 2, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price $0.0820 per share.

On July 2, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price $0.0820 per share.

During the year ended January 31, 2009 Dr. Paukman, a director of the Company made capital contributions in the amount of $88,228 to VSE Magazine, Inc as additional paid-in capital. No common stock issued.

On July 15, 2008, as discussed in the Note 8, the Company issued to FCIC 2,729,014 common shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301, at conversion price $0.10 per share.

On August 6, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 3,241,099 common shares in exchange for satisfaction of the Loan Agreement dated July 1, 2008, for the principal of $100,000 and accrued interest of $863, at conversion price $0.0311 per share.

On August 8, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 3,138,239 common shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $100,000 and accrued interest of $173, at conversion price $0.0319 per share.

On August 29, 2008, as discussed in the Note 8, the Company issued to FD Import & Export Corp. 3,519,308 common shares to in partial satisfaction of the Loan Agreement dated February 28, 2008, for principle of $71,512, at a conversion price $0.02032 per share.

On October 2, 2008, as discussed in the Note 8, the Company issued to Tangiers Investors LP 443,656 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $5,000, at conversion price $0.01127 per share.

On October 13, 2008, as discussed in the Note 14, the Company issued to Golden Gate Investors, Inc 131,579 common shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $1,000, at conversion price $0.0076 per share.

On November 11, 2008, as discussed in the Note 14, the Company issued to Golden Gate Investors, Inc 500,000 common shares in exchange for partial satisfaction of the Loan Agreement dated April 18, 2008, for the principal of $2,000, at conversion price $0.004 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Tangiers Investors LP 571,428 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $2,000, at conversion price $0.0035 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 6,322,301 common shares in exchange for satisfaction of the Loan Agreement dated July 31, 2008, for the principal of $62,000 and accrued interest of $1,223, at conversion price $0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to FD Import & Export Corp 14,176,742 common shares to satisfy the Loan Agreement dated February 28, 2008, for outstanding principle of $28,488 and Loan Agreement dated March 10, 2008, for principle of $100,000 and total accrued interest of $13,280, at a conversion price $0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to ESJA Enterprises Inc 9,000,000 common shares in exchange for satisfaction of the Loan Agreement dated February 21, 2008, for the principal of $90,000, at conversion price $0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Ocean Bridge, Inc 9,794,220 common shares in exchange for satisfaction of the Loan Agreement dated August 17, 2008, for the outstanding principal of $80,000 and accrued interest of $17,942, at conversion price $0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Steven Fruman 12,450,000 common shares in exchange for satisfaction of the Loan Agreement dated August 29, 2008, for the principal of $110,000 and Loan Agreement dated May 12, 2008, for the principle of $10,000 and a total accrued interest of $4,500, at conversion price $0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Inga Fruman 5,108,493 common shares in exchange for satisfaction of the Loan Agreement dated October 24, 2008, for the principal of $50,000 and accrued interest of $1,085, at conversion price $0.01 per share.

On January 16, 2009, as discussed in the Note 8, the Company issued to Robert Catell 25,335,616 common shares in exchange for satisfaction of the Loan Agreement dated December 1, 2008, for the principal of $250,000 and accrued interest of $3,356, at conversion price $0.01 per share.

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

On January 16, 2009, the Company issued 8,901,182 common shares at $0.01 per share to satisfy its rent obligations for a total of $89,012.

During the six months ended July 31, 2009:

On February 12, 2009 the Company sold 7,000,000 of its $.001 par value common shares to unrelated investor at $0.01 per share for proceeds of $70,000.

On March 11, 2009, as discussed in the Note 8, the Company issued to Tangiers Investors LP 1,452,855 common shares in exchange for partial satisfaction of the Loan Agreement dated March 25, 2008, for the principal of $10,000, at conversion price $0.006883 per share.

On April 27, 2009, the Company issued to its attorney 1,000,000 unrestricted shares of common stock in pay of current legal services. Market value of the common stock at the time of agreement was $0.02 per share.

On April 27, 2009, The Company issued 25,279,614 unrestricted common shares to Island Broadcasting Company to satisfy unpaid airlease fees of $1,090,000.

On April 27, 2009, the Company issued to its officer 1,000,000 unrestricted shares of common stock in pay for past services. Market value of the common stock at the time of agreement was $0.02 per share.

On May 15, 2009, as discussed in the Note 11, the Company issued to Signal Above LLC 7,000,000 of the Company’s $.001 common shares at $0.014 per share in pay for air lease expenses.

On May 27, 2009, the Company issued to its employees and legal consultant 1,250,000 unrestricted shares of common stock in pay of past services. Market value of the common stock at the time of agreement was $0.019 per share.

NOTE 10 – EQUIPMENT LOANS PAYABLE

                                                                                                                 July 31,                       January 31,
                                                                                                                     2009                                 2009

Equipment loans consist of the following:

Chrysler Credit ("CC")                                                                 $           6,656                  $             10,015

Less current portion                                                                                 (6,656)                               (7,248)
                                                                                                         $                -                     $               2,767

The loan payable CC is payable in 60 monthly payments of $782 which includes principal and interest at 6.75% per annum and matures on July 9, 2010.  The loan is secured by the truck purchased.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Airtime Agreement (Lease) with Island Broadcasting Company

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

On January 9, 2009, Echo Broadcasting amended its Time Brokerage Agreement (the "Amendment Agreement"), originally dated November 1, 2005 and amended November 7, 2007, with Island Broadcasting Company ("Island"). Pursuant to the Amendment Agreement, Echo shall make payments of $150,000 to Island on the following dates: February 1, March 1, April 1 and May 1, 2009. In addition, the amount that was due on December 31, 2008 which is approximately $1,640,000 shall be reduced by half, and paid $500,000 on March 1, 2009 and $320,000 on May 15, 2009. The $250,000 that was due on January 1, 2009 and the additional $100,000 due on February 1, March 1, April 1 and May 1, 2009 shall be waived. Payments of $250,000 per month, per the November 7, 2007 agreement, as disclosed in our Form 8-K on November 15, 2008, will commence on June 1, 2009 and continue thereafter. Additionally, the revenue sharing fees of the November 7, 2007 agreement shall be waived up to June 1, 2009 and continue thereafter. Effective June 1, 2009, Echo will adhere to the original agreement and its amendment date November 7, 2007.

Both parties also agreed that the Amendment Agreement will be terminated at 5PM on the above due dates if any of the amounts stated above are not paid to Island on or before the due dates

During the year ended January 31, 2009, the Company paid $1,635,910 for airtime.

On April 27, 2009, the Company, Echo Broadcasting Group, Inc., a subsidiary of the Company, entered into certain amended time brokerage agreement (the "Amended and Restated TBA"), originally dated November 1, 2005, as amended November 7, 2007, and further amended January 9, 2009 (collectively, the "Original TBA"), with Island Broadcasting Company ("Island"), pursuant to which we issued 25,279,614 shares of our common stock to Island to satisfy an unpaid fees of $1,090,000 under the Original TBA owned by Echo on April 27, 2009. Both parties agreed that the Amended and Restated TBA shall satisfy the obligation of Echo and Island shall have no obligation to provide any other consideration for the shares issued above. Upon issuance of 25,279,614 shares of common stock, Island holds a total of 29,279,614 shares of our common stock. Also under the terms of Amended and Restated TBA, Echo shall pay to the Island fifty percent (50%) of all gross receipts received from advertising or sponsorship for programming, less only third party commissions to advertising agencies and/or sales representatives.
During the six months ended July 31, 2009 and July 31, 2008, the Company incurred $398,000 and $1,292,243 in airtime expense respectively.

During the six months ended July 31, 2009, under the revenue sharing agreement with Island Broadcasting Company described above, the Company incurred $270,202 in commission expense.

Airtime Agreement (Lease) with Signal Above LLC

On May 15, 2009, we entered into a Time Brokerage Agreement (the "TBA") with Signal Above, LLC, a Virginia limited liability Company ("Signal Above"). Signal Above is the holder of the license issued by the Federal Communications Commission for analog Low Power Television Station WDCN-LP. The effective date of the TBA is June 1, 2009. The station is currently licensed to operate on channel 6 and is currently operating with an analog signal. Under the TBA, we were to supply music-oriented, predominantly English audio programming to the audio service until May 31, 2014. On the same day, we entered into an amendment to TBA with Signal Above pursuant to which we were to pay $50,000 to Signal Above and 7,000,000 shares of common stock of the Company, which is equal to $100,000, as license fee on or before May 19, 2009.

On May 15, 2009, the Company issued 7,000,000 shares to Signal Above. The Company was unable to pay the remaining balance of $50,000 and the TBA was never effective.

Premises and Equipment

The Company has entered into lease agreements for office space and equipment, which expire at various times through April 2009. The Company continues to rent the office space on the month-to-month basis. During the year ended January 31, 2009 the Company paid $156,140 in rent expense. During six months ended July 31, 2009 and July 31, 2008 the Company paid $77,289 and $71,159 in rent expense respectively.

Capital Lease

On October 4, 2006 the Company has entered into a lease agreement of the equipment, which expire on April 30, 2011. During the year ended January 31, 2009 the Company paid $17,820 in lieu of the lease. During the six months ended July 31, 2009 and July 31, 2008, the Company paid $11,340 and $9,720 in lieu of the lease respectively. The commitments under the lease agreement mature as follows:

              Year Ending January 31,

                                               2010                                                         $              8,100
                                               2011                                                                       11,340
                                                                                                                $            19,440

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

On June 1, 2009 the Company, Skeleton Key Entertainment, a wholly-owned subsidiary of the Company (“Skeleton”), Alexander Shvarts, President and CEO of the Company, and David Kokakis, former director of the Company (collectively, the “defendants”) were served with a summon and complaint filed by Aleksandr S. Cherny (the “Plaintiff”). The complaint alleged that we defrauded plaintiff into investing approximately $150,000 to fund certain albums in connection with an agreement dated June 15, 2007. The case was filed in the Supreme Court of The State of New York, County of Kings. The plaintiff seeks a sum of not less than $250,000 plus interest.  The Company denies the allegations made in the complaint and intends to vigorously contest the allegations.

On June 16,2009, the Company and Alexander Shvarts, President and CEO of the Company (collectively the “Defendants”) were served with a summon and complaint filed by Tangiers Investors, L.P., a Delaware limited Partnership (the “Plaintiff”). The complaint alleged that the Defendants (1) breached certain written contract (the”Note”) entered into March 24, 2008 between the Company and thr Plaintiff, by refusing to honor the Plaintiff’s election to  convert certain amounts under the Note; (2) made false representations with the intention to deceive and defraud the Plaintiff under Note; and (3) make fraudulent misrepresentations of material fact in connection with the purchase of securities and thereby in violation of Rule 10b-5 under the Securities Exchange Act of 1934.  The case was filed in the United States District Court, Central District of California. The Plaintiff seeks a sum of not less than $135,004 plus interest, punitive damages and attorney’s fees.  The Company denies the allegations made in the complaint and intends to vigorously contest the allegations.

In the event the Company loses any of the above lawsuits, it would have a material adverse effect on its financial position and results of operations.

NOTE 12 - STOCK-BASED COMPENSATION

On November 23, 2007, the Company has issued 3,000,000, $.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At July 31, 2009, Ronn Torrosian earned consulting fees in the amount of $404,487. The remaining value of the Ronn Torrosian’s future services in the amount of $75,513 are included in deferred compensation in the equity section of the balance sheets at July 31, 2009.

NOTE 13 - PAYROLL TAXES

The Company has outstanding payroll taxes payable as of January 31, 2009 and January 31, 2008. As of January 31, 2009 the Company has recorded an estimate for interest and penalties that are due to the Company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

                                                                                                              July 31,                       January 31,
                                                                                                                2009                                 2009

Payroll taxes payable                                                                       $1,294,484                         $997,152
Penalties and interest 89,238 115,814
Accrued payroll and payroll taxes $1,383,722 $1,112,966

The Company implemented a payment plan with Internal Revenue Service.

NOTE 14 – SETTLEMENT PAYABLE

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

However, in the event that (i) the Company has satisfied all of the payments through February 1, 2010, for an aggregate payment amount of $125,000, on or prior to February 1, 2010, and (ii) an Event of Default has not occurred under the Settlement Agreement on or prior to February 1, 2010, then the Settlement Amount shall be deemed paid in full. Should any payment described above not be timely received by GSEI, such that an Event of Default exists under the Settlement Agreement, the outstanding Settlement Amount shall accrue interest from the date hereof at a rate of 9.75% per annum

As of July 31,2009, the Company’s total settlement payable is $110,000.

NOTE 15 – JUDGMENT PAYABLE

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

As of July 31, 2009 the Company’s total judgment payable is $241,983.

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

Year Ended January 31, 2009

		Recorded
	Radio	Music	Corporate	Metro	Other	Total
Revenue	$1,314,528	$3,213	$7,786	$101,338	$-	$1,426,865
Direct operating expenses	1,838,048	-	-	131,529	-	1,969,577
Selling, general and
administrative expenses	1,769,631	417	995,630	31,480	837	2,797,995
Depreciation and amortization	64,317	134,560	104,315	16667	363	320,222
Loss on sale of intangible assets	-	-	-	40,168	-	40,168
Interest expense	95,893	-	212,213	-	-	308,106
Beneficial Conversion	-	-	728,642	-	-	728,642

Net loss before tax benefit	$(2,453,361)	$(131,764)	$(2,033,014)	$(118,506)	$(1,200)	$(4,737,845)

Six Months Ended July 31, 2009

		Recorded
	Radio	Music	Corporate	Metro	Other	Total
Revenue	$875,252	$-	$-	$-	$-	$875,252
Direct operating expenses	722,841	-	-	722,841
Selling, general and
administrative expenses	1,005,108	-509,808	509,808	-	-	1,514,916
Depreciation and amortization	28,038	4,780	38,387	-182	-182	71,387
Interest expense	61,964	-	96,065	-	-	158,029
Beneficial Conversion	-	-	82,559	-	-	82,559

Net loss before tax benefit	$(942,699)	$(4,780)	$(726,819)	$-	$(182)	$(1,674,480)

Three Months Ended July 31, 2009

	Radio	Recorded Music	Corporate	Metro	Other	Total
Revenue	$502,844	$-	$-	$-	$-	$502,844
Direct operating expenses	339,018	-	-	-	-	339,018
Selling, general and
administrative expenses	491,406	-	277,396	-	-	768,802
Depreciation and amortization	14,217	2,390	13,106	-	91	29,804
Interest expense	41,892		68,339	-	-	110,231
Beneficial Conversion	-	-	45,543	-	-	45,543

Net loss before tax benefit	(383,689)	$(2,390)	$(404,384)	$0	$(91)	$(790,554)

NOTE 17 – SUBSEQUENT EVENTS

As discussed in Notes 1 & 2, on August 10, 2009, the Company and Echo Broadcasting Group (“Echo”), its wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases No. are 09-46811 (MMG) and 009-46813 (Echo). The Debtors are waiting for the judge to be assigned. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

RESULTS OF OPERATIONS

Results of operations for the Three Months Ended July 31, 2009 Compared with the Three Months Ended July 31, 2008

	Three Months Ended July 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Advertising revenues	$458,923	$369,297
Other revenues	43,921	38,194
Total Revenues	502,844	407,491
Operating expenses	339,018	770,380
Selling, general and administrative	768,802	723,320
Depreciation and amortization	29,804	51,090
	1,137,624	1,544,790
Net loss from operations	(634,780)	(1,137,299)
Other Expenses:
Loss on sale of intangible assets	-	40,168
Interest expense	110,231	93,851
Beneficial conversion expense	45,543	93,986
Net loss before tax benefit	(790,554)	(1,365,304)
Tax benefit	-	-
Net loss	$(790,554)	$(1,365,304)

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the three months ended July 31, 2009 our revenue increased by $95,353 to $502,844 as compared to $407,491 for the three months ended July 31, 2008. The increase results primarily from increase radio advertising revenues.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended July 31, 2009 operating expenses decreased by $431,362 to $339,018 as compared to $770,380 for the three months ended July 31, 2008. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $45,482 to $768,802 for the three months ended July 31, 2009 from $723,320 in 2008. The increase is attributable to higher corporate expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $21,286 to $29,804 for the three months ended July 31, 2009 from $51,090 in 2008 due to the decrease in the write off of the impaired master records.

 Loss on Sale of Intangible Assets

Loss on sale of intangible assets decreased by $40,168 to $0 for the three months ended July 31, 2009 from $40,168 in 2008 as result of the sale of business assets of VSE Magazine, a whole-owed subsidiary.

Interest Expense

Interest expense increased by $16,380 to $110,231 for the three months ended July 31, 2009 from $93,851 in 2008 due to the additional borrowings in second quarter of 2008.

Beneficial Conversion Expense

Beneficial conversion expense decreased by $48,443 to $45,543 for the three months ended July 31, 2009 from $93,986 in 2008 due to the decrease of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $790,555 for three months ended July 31, 2009 as compared to a net loss of $1,365,304 for the three months ended July 31, 2008. The decrease in net loss is primarily attributable to the increase in our revenues and decrease in operating expenses.

Results of operations for the Six Months Ended July 31, 2009 Compared with the Six Months Ended July 31, 2008

	Six Months Ended July 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Advertising revenues	$820,039	$606,547
Other revenues	55,213	46,158
Total Revenues	875,252	652,705
Operating expenses	722,841	1,541,013
Selling, general and administrative	1,514,916	1,332,689
Depreciation and amortization	71,387	105,513
	2,309,144	2,979,215
Net loss from operations	(1,433,892)	(2,326,510)
Other Expenses:
Loss on sale of intangible assets	-	40,168
Interest expense	158,029	175,526
Beneficial conversion expense	82,559	619,628
Net loss before tax benefit	(1,674,480)	(3,161,832)
Tax benefit	-	-
Net loss	$(1,674,480)	$(3,161,832)

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the six months ended July 31, 2009 our revenue increased by $222,547 to $875,252 as compared to $652,705 for the six months ended July 31, 2008. The increase results primarily from increase radio advertising revenues.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the six months ended July 31, 2009 operating expenses decreased by $818,172 to $722,841 as compared to $1,541,013 for the six months ended July 31, 2008. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $182,227 to $1,514,916 for the six months ended July 31, 2009 from $1,332,689 in 2008. The increase is attributable to higher corporate expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $34,126 to $71,387 for the six months ended July 31, 2009 from $105,513 in 2008 due to the decrease in the write off of the impaired master records.

Loss on Sale of Intangible Assets

Loss on sale of intangible assets decreased by $40,168 to $0 for the six months ended July 31, 2009 from $40,168 in 2008 as result of the sale of business assets of VSE Magazine, a whole-owed subsidiary.

Interest Expense

Interest expense decreased by $17,497 to $158,029 for the six months ended July 31, 2009 from $175,526 in 2008 due to the decrease in borrowings in 2009.

Beneficial Conversion Expense

Beneficial conversion expense decreased by $537,069 to $82,559 for the six months ended July 31, 2009 from $619,628 in 2008 due to the decrease of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $1,674,480 for six months ended July 31, 2009 as compared to a net loss of $3,161,832 for the six months ended July 31, 2008. The decrease in net loss is primarily attributable to the increase in our revenues and decrease in operating expenses.

Liquidity and Capital Resources

As of July 31, 2009, our Working Capital deficiency is $3,895,971.

Cash used in operating activities was $255,256 for the six months ended July 31, 2009 as compared to $1,140,120 during the six months ended July 31, 2008. The decrease in cash used in operating activities reflects the reduced outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

  Cash used in investing activities was $0 for the six months period ended July 31, 2009 as compared to $10,646 cash provided by investing activities for the six months period ended July 31, 2008. The decrease in cash provided by investing activities is primarily due to reduction in acquisition of fixed assets.

Cash provided by financing activities was $241,379 for the six months period ended July 31, 2009 as compared to $1,162,644 for the six months ended July 31, 2008. The decrease in cash provided by financing activities is primarily due to the decrease in borrowings.

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

We incurred net losses of $1,674,480 and $3,161,832 for the six months ended July, 31 2009 and 2008, respectively, and have an accumulated deficit of $15,717,794 at July 31, 2009. As of July 31, 2009, we had total current assets of $207,584 and total current liabilities of $4,103,555 creating a working capital deficiency of $3,895,971 The Company currently has bank overdraft of approximately $4,525 as of July 31, 2009.

On August 10, 2009, the Company and Echo Broadcasting Group (“Echo”), its wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases No. are 09-46811 (MMG) and 009-46813 (Echo). The Debtors are waiting for the judge to be assigned. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Creditor Protection Proceedings and our debtor in possession financing arrangements, provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the U.S. Court. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.

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

As disclosed in our Form 8-K filed on August 10, 2009, on August 10, 2009, the Company and Echo Broadcasting Group (“Echo”), our wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases No. are 09-46811 (MMG) and 009-46813 (Echo). The Debtors are waiting for the judge to be assigned. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

As disclosed on our current report Form 8-K filed on July 29, 2009, on July 23, 2009, we entered into 9% convertible promissory notes with certain investors for an aggregate of $68,050. The maturity date of these Notes is October 1, 2009.

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

From April 27, 2009 to July 31, 2009, we entered into 9% convertible promissory notes with certain investors for an aggregate of $193,000.   The maturity date of these Notes is October 1, 2009.

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

MEGA MEDIA GROUP, INC.

Dated: September 21, 2009	By:	/s/ Alex Shvarts
Alex Shvarts
Chief Executive Officer and Director