Form 10-Q/A
period 2008-07-31
MEGA MEDIA GROUP INC
filed 2009-09-30
CIK 1063262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q (Amendment No. 1)

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
 Yes  ☐    No ☒

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

PART 1.     FINANCIAL INFORMATION

Item 1.             Financial Statements.

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
ASSETS	2008	2008
Current Assets	(Unaudited)
	(Restated)
Cash	$12,274	$396
Accounts receivable, net (Note 4)	149,400	68,036
Accrued revenues	20,137	-
Prepaid Expenses	39,920	76,222
Note Receivable	10,000	-
Total Current Assets	231,731	144,654

Fixed assets, net (Note 5)	313,043	391,244
Master records, net (Note 6)	125,000	125,000
Other intangible assets, net (Note 6)	-	176,667
Advances	20,000	20,000
Note Receivable-Golden Gate Investors (Note 15)	1,400,000	-
Deposits	183,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$2,289,270	$1,057,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,295,244	$458,009
Bank overdraft	-	-
Sales tax payable	616	616
Payroll taxes payable (Note 14)	951,062	728,350
Accrued Offices' Compensation	469,062	473,786
Equipment loan - current portion (Note 10)	8,304	8,304
Equipment lease - current portion (Note 11)	19,440	19,440
Loans payable (Note 8)	1,120,000	795,000
Due to related party (Note 7)	386,283	398,783
Deferred revenues	132,332	301,661
Accrued expenses	86,421	24,508
Payable to shareholders (Note 7)	409,148	239,148
Total Current Liabilities	4,877,912	3,447,605

Equipment Loan Payable (Note 10)	1,307	4,767
Equipment Lease Payable (Note 11)	21,060	30,780
Note Payable (Note 15)	1,500,000	-
TOTAL LIABILITIES	6,400,279	3,483,152

Commitments and contingencies (Note 11)	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of 07/31/08 and 01/31/08 (Note 9)	-	-

Common stock, $.001 par value, 500,000,000 shares authorized, 87,012,456 shares issued and outstanding as of 07/31/08 and 80,552,254 shares issued and outstanding as of 01/31/08 (Note 9)	87,012	80,552

Additional paid-in capital	8,584,781	7,233,835
Deferred compensation	(315,501)	(435,009)
Accumulated Deficit	(12,467,301)	(9,305,469)

Total Stockholders' Deficit	(4,111,009)	(2,426,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,289,270	$1,057,061

The accompanying notes are an integral part of these financial statements

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Restated)		(Restated)
Revenues:
Advertising revenues	$606,547	$1,875,812	$369,297	$920,571
Other revenues	46,158	192,208	38,194	78,865

Total Revenues	652,705	2,068,020	407,491	999,436

Operating expenses	1,541,013	1,551,325	770,380	792,827
Selling, general and administrative	1,332,689	1,683,917	723,320	797,559
Depreciation and amortization	105,513	288,449	51,090	244,071

Stock compensation expense	-	300,000	-	300,000

	2,979,215	3,823,691	1,544,790	2,134,457

Net loss from operations	(2,326,510)	(1,755,670)	(1,137,299)	(1,135,022)

Other Expenses:

Loss on sale of intangible assets	40,168	-	40,168	-
Interest expense	175,526	40,139	93,851	14,983
Beneficial conversion expense	619,628	-	93,986	-

Net loss	$(3,161,832)	$(1,795,809)	$(1,365,304)	$(1,150,004)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.02)	$(0.03)

Weighted-Average shares used in computation of basic and diluted loss per share	81,637,155	30,367,419	82,605,441	34,787,305

The accompanying notes are an integral part of these financial statements

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	July 31,	July 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,161,832)	$(1,795,809)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	105,513	288,449
Loss on sale of intangible assets	40,168
Beneficial conversion of loans from shareholders	619,628	-
Stock options issued to officers for services	6,720	-
Stock options issued to lenders in exchange for loans	6,250	-
Stock compensation for consulting services	128,508	1,000
Stock issued for air lease rent	92,000
Non-cash stock based compensation	-	300,000
Changes in operating assets and liabilities:
(Increase) in note receivable	(10,000)	-
(Increase) in accounts receivable	(81,364)	14,646
(Increase) decrease in accrued revenues	(20,137)	-
(Increase) decrease in prepaid expenses	36,302	45,990
Increase in accounts payable	837,235	(8,794)
Increase in sales tax payable	-	(276)
Increase in accrued officers' compensation	(4,724)	57,693
Increase in accrued expenses	92,398	3,292
Increase in deferred revenue	(49,497)	48,176
Increase in payroll liabilities	222,712	271,872
Increase in other current liabilities	-	5,902
Total adjustments	2,021,712	1,027,950
NET CASH USED BY OPERATING ACTIVITIES	(1,140,120)	(767,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records		(14,000)
Fixed assets	(10,646)	(16,015)
Deposits	-	42,000
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(10,646)	11,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of repayments	875,000	250,000
Equipment loan repayments	(3,460)	(9,958)
Proceeds from loans from shareholders	175,000	254,030
Repayments of loans from shareholders	(5,000)	-
Repayments of loans from related parties	(12,500)	(5,000)
Equipment lease repayments	(9,720)	(9,720)
Capital Contributions	88,228	-
Sale of common stock	-	350,000
Options exercised by officers	55,096	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,162,644	829,352

NET INCREASE IN CASH	11,877	73,477

CASH: Beginning of period	396	37,444
End of period	$12,274	$110,921

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275	$2,275
Cash paid during the period for interest	$27,945	$30,945
Non Cash Financing and Investing Activities:
Stock issued for conversion of loans to shareholders	$-	$877,000
Stock issued for conversion of loans from third parties	$450,000	$-
Increase in note receivable	$1,400,000	$-
Increase in note payable	$1,400,000	$-
Preferred stock issued for services	$-	$1,100
The accompanying notes are an integral part of these financial statements

MEGA MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the three and  six months
Ended July 31, 2008 and 2007 Are Unaudited)

NOTE 1 - RESTATEMENT

On September 16, 2009 Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”), independent registered public accounting firm of Mega Media, a Nevada corporation (the “Company”), informed the Company and the management, the Audit Committee, and the Board of Directors of the Company concluded, that the Company’s previously issued financials statements as of and for six and three months ended July 31, 2008, as included in the Current Report on Form 10-Q filed with the Security Exchange Commission (the “Commission”) on September 19, 2008 (the “September 19, 2008 Form 10-Q”), should not be relied upon.

The following are explanations of the restatement adjustments and presentation of the affected accounts in the consolidated balance sheet and statement of operations as previously reported and restated.

The Company restated its previously reported revenue, operating expenses and selling, general and administrative expenses due to the additional information regarding VSE Magazine, Inc, (Company’s wholly-owned subsidiary) and a contract with the ESJA Enterprises, Inc. The Company also restated its previously reported interest expense as a result of the incorrect calculations of beneficial conversion feature interest expense on notes issued for the six and three months ended July 31, 2008.

The consolidated financial statements have been restated to include items identified in the above. The following financial statement line items were impacted.

Consolidated Balance Sheet

	As previously	Restated
	reported six months	six months
	ended July 31, 2008	ended July 31, 2008

Current Assets
Cash	$7,705	$12,273
Prepaid expenses	30,231	39,920

Stockholders’ Deficit
Common stock	$86,912	$87,012
Additional paid-in capital	8,664,276	8,584,781
Accumulated deficit	(12,560,950)	(12,467,301)

Consolidated Statement of Operations

	As previously	Restated	As previously	Restated
	reported six months	six months	reported three months	three months
	ended July 31, 2008	ended July 31, 2008	ended July 31, 2008	ended July 31, 2008

Advertising revenue	$606,547	$566,921	$329,671	$369,297
Total Revenues	613,079	652,705	367,865	407,491
Operating expenses	1,481, 246	1,541,013	710,614	770,380
Selling general and
administrative expenses	1,322, 577	1,322, 689	713, 207	723, 320
Net loss from operations	(2,471, 782)	(2,326,510)	(1,200, 897)	(1,137, 299)
Beneficial conversion expenses	743,531	619,628	93,211	93,986
Net loss	(3,255, 481)	(3, 161, 832)	(1, 334, 276)	(1, 365, 304)

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

As reflected in the acCompanying combined financial statements, the Company has an accumulated deficit of $9,305,469 at January 31, 2008 that includes losses of $3,055,461 for the year ended January 31, 2008 and a working deficit of $3,302,951 at January 31, 2008. Also, as reflected in the acCompanying combined financial statements, the Company has an accumulated deficit of $12,467,301 and $8,045,817 at July 31, 2008 and 2007 respectively that includes losses of $3,161,832 and 1,795,809 for six months ended July 31, 2008 and 2007 respectively and a working deficit of $4,646,182 and $3,347,265 at July 31, 2008 and 2007 respectively. The Company’s shareholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company’s also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Financial Statements

The acCompanying unaudited consolidated financial statements were prepared by Mega Media Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K/A filed on May 20, 2008.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:	July 31, 2008	January 31, 2008
Accounts receivable-trade	$162,400	$81,036
Allowance for doubtful accounts	(13,000)	(13,000)
	$149,400	$68,036

NOTE 5 – FIXED ASSETS

	July 31, 2008	January 31, 2008

Fixed Assets consist of the following:

Equipment	$515,711	$505,066
Leasehold	230,969	230,969
Furniture	38,162	38,162
Trucks	41,188	41,188
Computer software	43,988	43,988
	870,018	859,373
Less accumulated depreciation	(556,975)	(468,129)
	$313,043	$391,244

Depreciation expense was $88,846 and $89,439 for the six months ended July 31, 2008 and 2007.

In August 2007 the Company disposed one of its trucks. In addition, in August 2007 the Company abandoned leasehold improvements for one of its office locations, since the lease agreement was terminated.

NOTE 6 – INTANGIBLE ASSETS

	July 31, 2008	January 31, 2008

Intangible Assets consist of the following:

Master records	$320,676	$320,676
Other intangible assets (see Notes 3 & 16)	-	200,000
Less accumulated amortization	(195,676)	(219,009)
	$125,000	$301,667

Amortization expense was $16,667 and $199,010 for the six months ended July 31, 2008 and 2007.

NOTE 7 – LOANS FROM SHARESHOLDERS AND RELATED PARTY TRANSACTIONS

In June, 2007 the Company entered into debt conversion agreements with the Company's shareholders according to which loans from shareholders and certain loans due to related party in the amount of $877,000 were converted into shares of common stock at the conversion prices of $0.30 and $0.25 per share. These conversion agreements were part of the reverse merger agreement between the Company and Family Healthcare Solutions, Inc., a Nevada Corporation (see note 13).

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

During six months ended July 31, 200 8 , the Company borrowed from its shareholders three loans of $50,000, $50,000 and $75,000, a total of $175,000. Loans from shareholders mature in various amounts from July 12, 2008 to September 18, 2008 and have a stated interest rate of 9%.

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

On July 14th , 2008 the Company entered into an asset purchase agreement with Dr. Lev Paukman, a director of the Company (see Note 16).

NOTE 8 - LOANS PAYABLE

During fiscal 2006, the Company borrowed two loans of $220,000 each, a total of $440,000 payable on June 7, 2008. The loans were for 12 months.

The interest rate on the loans is the UBS Rate plus 5.5%.

During 2007, the Company borrowed $250,000 from First Capital Invest Corp (“FCIC”), Swiss-based financial institution. Loan is payable in six months from the inception.

On July 15, 2008, the Company issued to FCIC 2,729,014 shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301.37, at conversion price $ 0.10 per share.

In August 2007, the Company borrowed $105,000 from Ocean Bridge, Inc. Loan has interest payable on the unpaid balance at the rate of 12%. The l oan matures on February 28, 2008.

In February 2008 the Company borrowed $90,000 from ESJA Enterprises Inc. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on August 20, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $ 0 .40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $77,894 at the date of issuance of the loan.

In February 2008 the Company borrowed $100,000 from FD Import & Export Corp. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on September 28, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $ 0 .40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $100,000 at the date of issuance of the loan.

In March 2008 the Company borrowed another $100,000 from FD Import & Export Corp. Loan has interest payable on the unpaid balance at the rate of 9%. Loan matures on September 28, 2008. Loan has a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $ 0 .40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $64,031 at the date of issuance of the loan.

In March 2008 the Company borrowed $75,000 from Tangiers Investors LP. Loan has interest payable on the unpaid balance at the rate of 9.9%. Loan matures on March 24, 2010. Loan has a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 30% to market value, with a conversion price limit not to exceed $ 0 .50 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $0 at the date of issuance of the loan.

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

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,229,435 common shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $814, at conversion price $ 0.0820 per share.

On June 16, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 15, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $ 0 .40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $14,679 at the date of issuance of the loan.

On July 2, 2008, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $3 70 , at conversion price $ 0.0820 per share.

On July 1, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 30, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $ 0 .40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $34,804 at the date of issuance of the loan.

Also, the Company entered into a Stock Purchase Agreement with the lender which entitles the lender to purchase 500,000 shares of the Company's common stock at a price of $0.11 cents per share for a period of 12 months from the time of the agreement. The total cost of the stock options granted was $4,350.

On July 31, 2008 the Company borrowed another $100,000 from Jaworek Capital LLC. Loan had interest payable on the unpaid balance at the rate of 9% with the initial maturity date as of June 30, 2009. Loan had a beneficial conversion clause providing the option that the loan can be converted into the Company’s common shares at a discount of 20% to market value, with a conversion price limit not to exceed $ 0 .40 per share. The Company recognizes beneficial conversion features in accordance with the FASB Emerging Issues Task Force Issue 98-5. Accordingly, the Company fully amortized the discount through the interest expense in the amount of $20,192 at the date of issuance of the loan.

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

In June 2007 the Company entered into stock conversion agreements with the Company's shareholders according to which all preferred shares issued to shareholders in the amount of $14,417 shall be converted into shares of common stock at the par value of $ 0.001 per share. These conversion agreements were part of the exchange agreement between the Company and Family Healthcare Solutions, Inc., a Nevada Corporation (see Note 7).

In June 2007 as discussed, in Note 7, the Company entered into debt conversion agreements with the Company's shareholders according to which loans from shareholders and certain loans from related party in the amount of $877,000 shall be converted into shares of common stock at the conversion prices of $0.30 and 0.25 per share.

In July 2007 the Company sold 1,000,000 of its $ 0 .001 par value common shares to unrelated investors for $0.30 per share for proceeds of $300,000. Market value of the common stock at the time of sale was $0.60 per share.

In August 2007 the Company sold 166,667 of its $0.001 par value common shares to unrelated investors for $0.30 per share for proceeds of $50,000. Market value of the common stock at the time of sale was $0.35 per share.

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

During six months ended July 31, 2008:

On February 6, 2008 certain officers and directors of the Company were granted a total of 3,200,000 stock options to purchase Company’s $0.001 par value common shares for $0.31 per share. The total cost of the stock options granted was $6,720.

In March 2008 certain officers of the Company exercised their options and purchased a total of 177,730 of the Company’s $0.001 par value common shares for $0.31 per share for a total of $55,096.

In May 2008 the Company issued 100,000 common shares to its contractor in exchange for consulting services worth $20,000. Market value of the common stock at the time of agreement was $0.09 per share.

On July 1, 2008, as discussed in the Note 11, the Company issued to Island Broadcasting, Inc 1,000,000 of the Company’s $0.001 common shares for $0.11 per share for satisfaction of the payment postponement agreement.

On July 2, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated May 29, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price $0.0820 per share.

On July 2, 2008, as discussed in the Note 8, the Company issued to Jaworek Capital LLC 1,224,023 common shares in exchange for satisfaction of the Loan Agreement dated June 16, 2008, for the principal of $100,000 and accrued interest of $370, at conversion price $ 0.0820 per share.

On July 15, 2008, as discussed in the Note 8, the Company issued to FCIC 2,729,014 common shares in exchange for satisfaction of the Loan Agreement dated March 14, 2007, for the principal of $250,000 and accrued interest of $29,301, at conversion price $0.10 per share.

Dr. Paukman, a director of the Company made capital contributions to VSE Magazine, Inc as additional paid-in capital. No common stock issued.

NOTE 10 – EQUIPMENT LOANS PAYABLE

	July 31, 2008	January 31, 2008

Equipment loans consist of the following:

Raritan Bay FCU ("RBFCU")	$-	$-
Chrysler Credit ("CC")	9,611	13,071
	9,611	13,071
Less current portion	(8,304)	(8,304)
	$1,307	$4,767

The loan from RBFCU is payable in 72 monthly loan payments of $899 that include principal and interest at 6.75% per annum and matures on September 1, 2011.  The loan is secured by the vehicle purchased. In August 2007 loan was terminated and vehicle was returned to the lender.

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

On April 28, 2008 Echo Broadcasting made a payment postponement agreement with Island Broadcasting Company. According to this provision, Echo Broadcasting will pay an annual interest rate charge of 8% on all outstanding monthly balances. In addition Echo Broadcasting will pay a fee of 200,000 restricted shares of the Company’s common stock per month for each month for which payment is not made. All shares are due to be issued on July 1, 2008. Accordingly, on July 1, 2008 the Company issued 1,000,000 of its $ 0 .001 par value common shares Island Broadcasting. Market value of the common stock at the time when additional provision to the Time Brokerage Agreement was adopted was $0.11 per share.

During the six months ended July 31, 2008 and 2007 the  Company paid $1,292,243 and $1,142,997 for airtime respectively.

Remaining commitments under the Agreement are as follows:

Year Ending January 31,

2009	$1,400,000
2010	3,100,000
2011	3,410,000
2012	3,751,000
2013	3,670,075
$15,331,075

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

In February 2007, the Company canceled 1,175,000 preferred shares, $0.001 par value, with a market value of $1,175 that were priorly awarded to employees and were part of deferred compensation in the equity section.

Also, In February 2007, the Company has issued 1,100,000, $0.001 par value, preferred shares for past and future services performed by its officers, directors, employees and consultants. The preferred stock is convertible into common shares in 18 months after the issuance based upon a 2 to 1 conversion ratio. The shares of preferred stock have preferential treatment in case of liquidation. Each share of the preferred stock has 5 voting rights. Out of 1,100,000 preferred shares, 1,000,000 shares, with market value of $1,000, are fully vested and expensed under selling, general and administrative expenses. 100,000 of preferred shares, with market value of $100 are included in deferred compensation in the equity section of the balance sheets at January 31, 2008.

On November 23, 2007, the Company has issued 3,000,000, $0.001 par value, common shares for future consulting services performed by Ronn Torrosian over a period two years. Market value of the stock at the time of agreement was $0.16 per share for a total cost of $480,000. At July 31, 2008, Ronn Torrosian earned consulting fees in the amount of $119,507.53. The remaining value of the Ronn Torrosian’s future services in the amount of $362,492.47 are included in deferred compensation in the equity section of the balance sheets at July 31, 2008.

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

NOTE 14 - PAYROLL TAXES

The Company has outstanding payroll taxes payable as of July 31, 2008 and January 31, 2008. As of July 31, 2008 the Company has recorded an estimate for interest and penalties that are due to the Company’s failure to timely pay payroll taxes for prior periods. The outstanding payroll tax liability is as following:

	July 31, 2008	January 31, 2008

Payroll taxes payable	$869,289	$728,350
Penalties and interest	81,773	-
Accrued payroll and payroll taxes	$951,062	$728,350

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

NOTE 16 – SALE OF INTANGIBLE ASSETS

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

NOTE 17 - SEGMENT DATA

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

Year Ended January 31, 2008

		Recorded
	Radio	Music	Corporate	Metro	Other	Total
Revenue	$4,227,883	$70,000	$38,345	$155,806	$43,421	$4,535,455
Direct operating expenses	3,605,862	70,838	150	227,888	12,170	3,916,908
Selling, general and administrative expenses	1,579,994	504,223	1,027,644	44,305	31,988	3,188,154
Depreciation and amortization	52,077	205,962	108,525	23,333	363	390,260
Loss on disposal of fixed assets	(4,960)	64,985	-	-	-	60,025
Stock compensation expense	-	-	308,333	-	-	308,333
Gain on extinguishment of debt	-	-	(403,400)	-	-	(403,400)
Interest expenses	64,019	-	66,617	-	-	130,636
				-
Operating income (loss)	$(1,069,109)	$(776,008)	$(1,069,524)	$(139,720)	$1,100	$(3,055,461)

Six Months Ended July 31, 2008

		Recorded
	Radio	Music	Corporate	Metro	Other	Total
Revenue	$520,231	$3,213	$27,923	$101,338	$-	$652,705
Direct operating expenses	1,409,483	-	-	131,530	-	1,541,013
Selling, general and administrative expenses	731,931	417	568,024	31,479	837	1,322,688
Depreciation and amortization	32,159	4,780	51,726	16,667	182	105,514
Loss on on sale of intangible assets	-	-	-	40,168	-	40,168
Interest expense	53,156	-	122,370	-	-	175,526
Beneficial conversion expense	-	-	619,628	-	-	619,628
				-
Operating income (loss)	$(1,706,498)	$(1,984)	$(1,333,825)	$(118,506)	$(1,019)	$(3,161,832)

Three Months Ended July 31, 2008

		Recorded
	Radio	Music	Corporate	Metro	Other	Total
Revenue	$339,951	$3,213	$24,701	$39,626	$-	$407,491
Direct operating expenses	710,614	-	-	59,766	-	770,380
Selling, general and administrative expenses	410,623	-	301,89 5	10,802	-	723,320
Depreciation and amortization	16,079	2, 390	25,863	6,667	91	51,090
Loss on on sale of intangible assets	-	-	-	40,168	-	40,168
Interest expense	19,961	-	73,890	-	-	93,851
Beneficial conversion expense	-	-	93,986	-	-	93,986
				-
Operating income (loss)	$(817,326)	$(823)	$(470,933)	$(77,777)	$(91)	$(1,365,304)

NOTE 18 – SUBSEQUENT EVENTS

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

Results of Operations

Results of operations for the Three Months Ended July 31, 2008 Compared with the Three Months Ended July 31, 2007

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the three months ended July 31, 2008 our revenue decreased by $591,945 to $407,491 as compared to $999,436 for the three months ended July 31, 2007. The decrease results primarily from programming format change.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended July 31, 2008 operating expenses decreased by $22,447 to $770,380 as compared to $792,827 for the three months ended July 31, 2007. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $74,239 to $723,320 for the three months ended July 31, 2008 from $797,559 in 2007. The decrease is attributable to lower corporate expenses, as well as decrease in compensation of officers. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $192,981 to $51,090 for the three months ended July 31, 2008 from $244,071 in 2007 due to the decrease in the write off of the impaired master records.

 Loss on Sale of Intangible Assets

Loss on sale of intangible assets increased by $40,168 to $40,168 for the three months ended July 31, 2008 from $0 in 2007 as result of the sale of business assets of VSE Magazine, a whole-owed subsidiary.

Stock Compensation Expense

Non-cash stock compensation expense decreased by $300,000 to $0 for the three months ended July 31, 2007 from $300,000 in 2007 as result of decrease in sale of common stock below the market price.

Interest Expense

Interest expense increased by $78,868 to $93,851 for the three months ended July 31, 2008 from $14,983 in 2007 due to the additional borrowings.

Beneficial Conversion Expense

Beneficial conversion expense increased by $93,986 to $93,986 for the three months ended July 31, 2008 from $0 in 2007 due to the increase of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $1,365,304 for three months ended July 31, 2008 as compared to a net loss of $1,150,004 for the three months ended July 31, 2007. The increase in net loss is primarily attributable to the decrease in our revenues and increase in interest expense.

Results of operations for the Six Months Ended July 31, 2008 Compared with the Six Months Ended July 31, 2007

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the six months ended July 31, 2008 our revenue decreased by $1,415,315 to $652,705 as compared to $2,068,020 for the six months ended July 31, 2007. The decrease results primarily from programming format change.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the six months ended July 31, 2008 operating expenses decreased by $10,312 to $1,541,013 as compared to $1,551,325 for the six months ended July 31, 2007. The decrease is principally attributable to decreased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased by $351,228 to $1,332,689 for the six months ended July 31, 2008 from $1,683,917 in 2007. The decrease is attributable to lower corporate expenses, as well as decrease in compensation of officers. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $182,936 to $105,513 for the six months ended July 31, 2008 from $288,449 in 2007 due to the decrease in the write off of the impaired master records.

Loss on Sale of Intangible Assets

Loss on sale of intangible assets increased by $40,168 to $40,168 for the six months ended July 31, 2008 from $0 in 2007 as result of the sale of business assets of VSE Magazine, a whole-owed subsidiary.

Stock Compensation Expense

Non-cash stock compensation expense decreased by $300,000 to $0 for the six months ended July 31, 2008 from $300,000 in 2007 as result of decrease in sale of common stock at discount.

 Interest Expense

Interest expense increased by $135,387 to $175,526 for the six months ended July 31, 2008 from $40,139 in 2007 due to the additional borrowings.

Beneficial Conversion Expense

Beneficial conversion expense increased by $619,628 to $619,628 for the six months ended July 31, 2008 from $0 in 2007 due to the increase of borrowings with the attached beneficial conversion provisions.

Net Loss

We have a net loss of $ 3,161,832 for six months ended July 31, 2008 as compared to a net loss of $1,795,809 for the six months ended July 31, 2007. The increase in net loss is primarily attributable to the decrease in our revenues and increase in interest expense.

Liquidity and Capital Resources

As of July 31, 2008, our Working Capital deficiency is $4,646,18 1 .

Cash used in operating activities was $1,140,120 for the six months ended July 31, 2008 as compared to $767,860 during the six months ended July 31, 2007. The increase in cash used in operating activities is primarily the result of company expansion.

  Cash used in investing activities was $10,646 for the six months period ended July 31, 2008 as compared to $11,985 cash provided by investing activities for the six months period ended July 31, 2007. The decrease in cash provided by investing activities is primarily due to reduction in security deposits.

Cash provided by financing activities was $1,162,644 for the six months period ended July 31, 2008 as compared to $829,352 for the six months ended July 31, 2007. The increase in cash provided by financing activities is primarily due to the additional borrowings.

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

We incurred net losses of $3,161,832 and $1,795,809 for the six months ended July, 31 2008 and 2007, respectively, and have an accumulated deficit of $12,467,301 at July 31, 2008. As of July 31, 2008, we had total current assets of $231,731 and total current liabilities of $4,877,912 creating a working capital deficiency of $4,646,181. The Company currently has approximately $12,274 in cash as of July 31, 2008.

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

MEGA MEDIA GROUP, INC.

Date: September 29, 2009	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS